Form 10-Q
period 1996-03-31
COHO ENERGY INC
filed 1996-05-13
CIK 908797

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------
                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 ---                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to        .
                                              ------    -------
                         Commission file number 0-22576


                               COHO ENERGY, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


          Texas                                                 75-2488635
- - -------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


   14785 Preston Road, Suite 860
            Dallas, TX                                           75240
- - ---------------------------------------                       ------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (214) 774-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                           No
                      ----                            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                Common Shares, $.01 par value
- - --------------------------                  -----------------------------
Outstanding at May 3, 1996                            20,166,562

                                     INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                          Condensed Consolidated Balance Sheets -
                          December 31, 1995 and March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

                          Condensed Consolidated Statements of Earnings - three
                          months ended March 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

                          Condensed Consolidated Statements of Cash Flows - three months ended March 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                          Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . 4-5

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 6-9


PART II.         OTHER INFORMATION

                 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                 Item 4.  Submission of Matters to a Vote
                                  of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                 Index to Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               COHO ENERGY, INC.
                                and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                    December 31           March 31
                                                                                       1995                 1996
                                                                                       ----                 ----
                                                                                                        (unaudited)
                                                         ASSETS

      CURRENT ASSETS
          Cash and cash equivalents                                                 $   1,430           $   1,086
          Accounts receivable, principally trade                                        5,049               8,262

          Receivable from sale of discontinued operations (note 2)                        ---              20,700
          Inventory at lower of cost of market                                             72                  72
          Deferred income taxes                                                           973                 811
          Other current assets                                                            797                 253
          Net assets of discontinued operations (note 2)                               15,938                 ---
                                                                                    ---------           ---------

                                                                                       24,259              31,184

      PROPERTY AND EQUIPMENT, at cost net of accumulated depletion and
      depreciation, based on full cost accounting method,  (note 3)                   175,899             175,964
      OTHER ASSETS                                                                      2,401               2,066
                                                                                    ---------           ---------

                                                                                    $ 202,559           $ 209,214
                                                                                    =========           =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES

          Accounts payable and accrued liabilities                                  $  11,041           $  12,074
          Current portion of long term debt                                               268                 274
                                                                                    ---------           ---------
                                                                                       11,309              12,348
      LONG TERM DEBT excluding current portion                                        107,403             109,416

      DEFERRED INCOME TAXES                                                             9,526              12,094
                                                                                    ---------           ---------
                                                                                      128,238             133,858
                                                                                    ---------           ---------

      SHAREHOLDERS' EQUITY

          Preferred stock, par value $0.01 per share
               Authorized 10,000,000 shares, none issued
          Common stock, par value $0.01 per share
               Authorized 50,000,000 shares

               Issued 20,165,263 shares                                                   202                 202
          Additional paid-in capital                                                   82,278              82,278
          Retained earnings (deficit)                                                  (8,159)             (7,124)
                                                                                    ---------           ---------
          Total shareholders' equity                                                   74,321              75,356
                                                                                    ---------           ---------

      COMMITMENTS AND CONTINGENCIES (note 6)
                                                                                    $ 202,559           $ 209,214
                                                                                    =========           =========


           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                                      (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                         -------------------------

                                                                                            1995           1996
                                                                                         ----------      ---------
                                                                                         (RESTATED)
      OPERATING REVENUES
          Net crude oil and natural gas production                                         $ 9,402        $12,367
                                                                                           -------        -------


      OPERATING EXPENSES

          Crude oil and natural gas production                                               2,604          2,830
          Taxes on crude oil and natural gas production                                        418            597

          General and administrative                                                         1,344          1,459
          Depletion and depreciation                                                         3,462          3,905
                                                                                           -------        -------

              Total operating expenses                                                       7.828          8,791
                                                                                            ------        -------
      OPERATING INCOME                                                                       1,574          3,576
                                                                                            ------        -------


      OTHER INCOME AND EXPENSES
          Interest and other income                                                              37           477

          Interest expense                                                                  (1,837)        (2,312)
                                                                                            -------       --------
                                                                                            (1,800)        (1,835)
                                                                                            -------       --------

      EARNINGS (LOSS) FROM CONTINUING OPERATIONS
          BEFORE INCOME TAXES                                                                 (226)         1,741
      INCOME TAXES EXPENSE (BENEFIT)                                                           (86)           706
                                                                                            -------       -------

      NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                          (140)         1,035
      DISCONTINUED OPERATIONS (note 2)
          Income (Loss) from discontinued marketing and transportation operations
          (less applicable income tax expense of $195)                                         317            ---
                                                                                            ------        -------

      NET EARNINGS                                                                             177          1,035
      DIVIDENDS ON PREFERRED STOCK                                                             338            ---
                                                                                            ------        -------

      NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                                       $  (161)       $ 1,035
                                                                                           ========       =======


      EARNINGS (LOSS) FROM CONTINUING OPERATIONS
          PER COMMON SHARE                                                                 $ (0.02)       $   .05
                                                                                           ========       =======
      EARNINGS (LOSS) PER COMMON SHARE (note 5)                                            $ (0.01)       $   .05
                                                                                           ========       =======



           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                           --------------------------
                                                                                             1995             1996
                                                                                           --------         ---------
  CASH FLOWS FROM OPERATING ACTIVITIES

      Net earnings                                                                         $    177         $   1,035

       Adjustments to reconcile net earnings

          to net cash provided by operating activities:

          Depletion and depreciation                                                          3,703             3,905

          Deferred income taxes                                                                  41               658

          Amortization of debt issue costs and other items                                      105               236

      Changes in operating assets and liabilities:

          Accounts receivable and other assets                                                4,409            (2,598)

          Accounts payable and accrued liabilities                                           (1,106)            2,348
                                                                                           --------          --------

  Net cash provided by operating activities                                                   7,329             5,584
                                                                                           --------          --------
  CASH FLOWS FROM INVESTING ACTIVITIES

      Property and equipment                                                                 (4,873)           (7,862)
                                                                                           --------          --------
  Net cash used in investing activities                                                      (4,873)           (7,862)
                                                                                           --------          --------

  CASH FLOWS FROM FINANCING ACTIVITIES

        Increase in long term debt                                                            2,000             5,500

        Repayment of long term debt                                                          (3,648)           (3,566)
                                                                                           --------          --------
  Net cash provided (used) by financing activities                                           (1,648)            1,934
                                                                                           --------          --------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          808              (344)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            1,613             1,430
                                                                                           --------          --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  2,421          $  1,086
                                                                                           ========          ========



  CASH PAID (RECEIVED) DURING THE PERIOD FOR:

          Interest                                                                         $  1,326          $  2,812
          Income taxes                                                                     $   (714)         $     83




           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              COHO ENERGY, INC.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1996
                 (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS
                             EXCEPT WHERE NOTED)
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

GENERAL

   The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1995.

SUPPLEMENTAL CASH FLOW INFORMATION

   The statements of cash flows reflect the cash effects of the Company's operations, its investing transactions, and its financing transactions. Certain noncash transactions related to the sale of the discontinued operations have been excluded from the statement of cash flows for the three months ended March 31, 1996.


2. DISCONTINUED OPERATIONS

   On March 4, 1996, the Company signed a definitive agreement to sell effective January 1, 1996, the stock of its three wholly-owned subsidiaries that comprise its natural gas marketing and transportation segment to an unrelated third party for cash of $19.5 million, the assumption of net liabilities of approximately $2.3 million and the payment of taxes to a maximum of $1.2 million generated as a result of the tax treatment of the transaction. The sale closed on April 3, 1996. The marketing and transportation segment is accounted for as discontinued operations, and accordingly, its operations are segregated in the accompanying statement of earnings for the three months ended March 31, 1995.

   The proceeds from the sale of the discontinued operations of $20.7 million are recorded as a current receivable and the costs associated with the sale of $1.4 million are recorded as an accrued liability as of March 31, 1996. These noncash transactions have been excluded from the statement of cash flows for the three months ended March 31, 1996.


3. PROPERTY AND EQUIPMENT

                                                                       December 31,          March 31,
                                                                          1995                 1996
                                                                       ----------            --------
     Crude oil and natural gas leases and rights

          including exploration, development and

          equipment thereon, at cost                                    $ 278,197            $282,213
     Accumulated depletion and depreciation                              (102,298)           (106,249)
                                                                        ---------            --------

                                                                        $ 175,899            $175,964
                                                                        =========            ========


   Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $490,000 and $583,000 for the three months ended March 31, 1995 and 1996, respectively.

   During the three months ended March 31, 1995 and 1996, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

   At December 31, 1995 and March 31, 1996, unproved crude oil and natural gas properties totalling $6,254,000 were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

4. RESTRUCTURING EXPENSES

   During the first quarter of 1996, the Company terminated the last employee and paid all remaining severance benefits totalling $412,000 associated with the Company's 1994 restructuring plan.

5. EARNINGS PER SHARE

   Earnings per share have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options) for the three months ended March 31, 1995 and 1996, of 16,782,925 and 20,230,915, respectively.

6. COMMITMENTS AND CONTINGENCIES

   The Company is a defendant in various legal proceedings and claims which arise in the normal course of business. Based on discussions with legal counsel, the Company does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial position.

   Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. The Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position.

   The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these transactions are recorded in earnings when the future production sale occurs. The Company has 2,140,000 Mmbtu of natural gas production hedged over the period from April through October 1996, at an average price of $2.10 per Mmbtu. The Company has also entered into certain arrangements which fix a minimum WTI price per barrel of $16.00 and a maximum WTI price of $18.20 for 3,000 barrels of oil production per day through July 31,1996 and a minimum WTI price per barrel of $17.00 and a maximum WTI price of $18.28 for 3,500 barrels per day of oil production for the period beginning August 1, 1996 through December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

   The Company seeks to acquire controlling interests in underdeveloped oil and gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. During the three months ended March 31, 1996, 74% of production revenues were attributable to the sale of crude oil and the remaining 26% were derived from natural gas. These percentages are consistent with the quarter ended March 31, 1995.

   The Company increased its crude oil production in the first three months of 1996 as a result of ongoing development activities on its existing properties in Mississippi. Average net daily BOE production was 9,590 BOE for the three months ended March 31, 1996 as compared to 8,979 BOE for the same period in 1995.

   Oil and gas prices are subject to significant seasonal, political and other variables which are beyond the Company's control. In an effort to reduce the effect on the Company of the volatility of the prices received for crude oil and natural gas, the Company has entered, and expects to continue to enter, into crude oil and natural gas hedging transactions. The Company's hedging program is intended to stabilize cash flow and thus allow the Company to plan its capital expenditure program with greater certainty. Furthermore, under its revolving credit facility, the Company is required, once per year, to hedge at least 50% of its daily crude oil and natural gas production for the then succeeding 12 months. Because all hedging transactions are tied directly to the Company's crude oil and natural gas production, the Company does not believe that such transactions are of a speculative nature.


LIQUIDITY AND CAPITAL RESOURCES

   Capital Sources. For the three months ended March 31, 1996, cash flow generated from operating activities was $5.6 million compared with $7.3 million for the same period in 1995. Although cash flow generated from operating activities before changes in operating assets and liabilities improved $1.8 million from 1995 to 1996, changes in operating assets and liabilities provided additional cash flow of $3.3 million in 1995 as compared to a use of cash flow of $.2 million in 1996. See results of operations for a discussion of improved operating results.

   At March 31, 1996, the Company had working capital of $18.8 million, primarily due to the inclusion of $20.7 million as a current receivable relating to the sale of the marketing and pipeline segment which closed on April 3, 1996. The proceeds from the sale were used to pay down borrowings under the Company's revolving credit facility in April 1996.

   As of March 31, 1996, the amount available to the Company ("Borrowing Base") under its revolving credit facility is $110 million, with an additional $5 million in "Permitted Overadvances", giving the Company $115 million in total borrowing capacity for general corporate purposes. The Borrowing Base was not reduced in April 1996 as a result of the sale of the marketing and pipeline segment of operations. Outstanding advances under the Restated Credit Agreement at March 31, 1996 were $105.4 million, all of which is classified as long term. The Company also had letters of credit aggregating $4.2 million outstanding under the Restated Credit Agreement as of March 31, 1996, to secure promissory notes issued in August 1995, relating to the acquisition of the Brookhaven field in Mississippi, leaving $5.4 million available under the facility at March 31, 1996. On April 3, 1996, the sales proceeds of $20.7 million from the sale of the marketing and transportation segment were used to pay down amounts outstanding under the credit facility thereby increasing the availability under the facility to approximately $26.1 million. The Restated Credit Agreement permits advances and repayments under the revolver until January 31, 1998, at which time the loan converts to a non-revolver term facility that requires quarterly principal repayments until the loan is fully repaid in 2002.

   The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity,
   (ii) maintenance of minimum ratios of cash flow to debt service costs, (iii) limitations on the Company's and Coho Resources, Inc.'s ability to incur additional debt (iv) a requirement to periodically hedge a minimum of 50% of crude oil and natural gas production and (v) restrictions on the payment of dividends.

   On April 3, 1996, the Company's wholly owned subsidiary, Interstate Natural Gas Company, sold to Republic Gas Partners, L.L.C. ("Republic") all of the stock of its wholly-owned subsidiaries, Mid Louisiana Gas Company, Mid Louisiana Marketing Company and Mid Louisiana Gas Transmission Company, which comprise the Company's Louisiana natural gas marketing and transportation segment of operations for total consideration of approximately $23 million. The total consideration is comprised of $19.5 million cash, the assumption of net liabilities of approximately $2.3 million (excluding deferred taxes) and the reimbursement for the payment of certain taxes to a maximum of $1.2 million, generated as a result of the tax treatment of the transaction. Republic is an unaffiliated third party. The proceeds from the sale were used to pay down borrowings under the Company's revolving credit facility.

   Capital Expenditures. During the first three months of 1996, the Company incurred capital expenditures of $7.9 million compared with $4.9 million for the first three months of 1995. The capital expenditures incurred during the first three months of 1996, were largely in connection with the continuing development efforts on existing wells in the Company's Laurel, Martinville, Soso and Summerland fields. In addition at March 31, 1996, the Company is in various stages in the process of drilling four wells, two in the Laurel field, one in the Martinville field and one in the Summerland field. General and administrative costs directly associated with the Company's exploration and development activities were $583,000 for the first three months of 1996 compared with $490,000 for the first three months of 1995, and are included in total capital expenditures.

   The Company has no material capital commitments and is consequently able to adjust the level of its expenditures as circumstances warrant.

RESULTS OF OPERATIONS

   Selected Operating Data

                                                            Three Months Ended March 31
                                                           ------------------------------
                                                               1995             1996
                                                           -------------    -------------
                                                            (in thousands, except per day,
 Production

    Crude Oil (Bbl/day)                                           5,616             6,609

    Natural Gas (Mcf/day)                                        20,179            17,884

    BOE (Bbl/day)                                                 8,979             9,590


 Average Sales Prices

    Crude Oil                                                 $   13.46           $ 15.16

    Natural Gas                                               $    1.43           $  1.99


 Other

    Production costs per BOE (1)                              $    3.74           $  3.93

    Depletion per BOE                                         $    4.28           $  4.47


 Revenues

    Production revenues

        Crude Oil                                             $   6,804           $ 9,121

        Natural Gas                                               2,598             3,246
                                                              ---------           -------

                                                              $   9,402           $12,367
                                                              =========           =======



   Operating Revenues. During the first three months of 1996, production revenues increased 32% to $12.4 million as compared to $9.4 million for the same period in 1995. This increase was principally due to an 18% increase in crude oil production, a 13% increase in crude oil prices received and a 39% increase in natural gas prices received.

   The 18% increase in crude oil production is primarily a result of the continued positive response from the Company's development efforts on existing wells, particularly in the Laurel, Soso and Summerland fields. In addition, for the three months ended March 31, 1996, production includes oil from the Company's Brookhaven field, which was acquired in August 1995. Gas production during the first quarter of 1996 was 11% lower than the comparable 1995 period, primarily due to operational problems as a result of colder than normal weather.

   Crude oil prices increased during the first quarter of 1996 compared to the same period in 1995 and are continuing to remain strong into the second quarter of 1996. The posted price for the Company's crude oil averaged $18.04 for the three months ended March 31, 1996, a 6% increase over the average posted price of $16.98 experienced in the first quarter of 1995.
   The price per barrel received by the Company is adjusted for the quality of the crude oil and is generally lower than the posted price. The crude oil prices received by the Company during 1996 increased more significantly than the average posted price because the Company amended its marketing arrangements for the sale of substantially all of its crude oil during 1995 and again in March 1996, to improve the price it receives for its crude oil resulting in a net increase in revenues to the Company. These price improvements were partially offset by increased crude oil hedging losses during 1996 discussed below.

   The price for the Company's natural gas, including hedging gains and losses, increased 39% during the first three months of 1996 from $1.43 in 1995 to $1.99 in 1996, due to the colder winter season across the United States in 1996 and increased heating needs.

   Production revenues for the three months ended March 31, 1996 included crude oil hedging losses of $380,000 ($0.63 per Bbl) compared to hedging losses of $53,000 ($0.10 per Bbl) for the same period in 1995. Production revenues for the 1996 period also included hedging losses on natural gas of $708,000 ($0.44 per Mcf) compared with natural gas gains of $31,000 ($0.02 per Mcf) during the same period in 1995. Additionally, the Company has entered into certain arrangements which fix a minimum WTI price per barrel of $16.00 and a maximum WTI price of $18.20 for 3,000 barrels of production per day through July 31, 1996, and a minimum WTI price of $17.00 and a maximum WTI price of $18.28 per barrel on 3,500 barrels per day of production beginning August 1, 1996 and ending December 31, 1996. The Company also has 2,140,000 Mmbtu of natural gas production hedged over the April through October 1996 period at an average price of $2.10 per Mmbtu. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for WTI on the NYMEX for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas.

   Interest and other income increased to $477,000 in 1996 from $37,000 in 1995 primarily due to $457,000 of interest earned during the first quarter of 1996 on the receivable from the sale of the marketing and pipeline segment of operations.

   Expenses. Production expenses were $3.4 million for the first three months of 1996 compared to $3.0 million for the first three months of 1995. This increase reflects additional production volumes. On a BOE basis, production costs increased to $3.93 per Bbl in 1996 compared to $3.74 per Bbl in 1995, primarily due to an increase of $.17 per BOE in production taxes as a result of higher oil and gas prices.

   General and administrative costs increased to $1.5 million in 1996 from $1.3 million in 1995. This increase is primarily due to increased personnel costs due to staff additions in the Dallas office made late in the first quarter and during the second quarter of 1995 to handle the ING acquisition as well as staff additions made throughout 1995 and early 1996 to handle the increased capital spending activities in Mississippi.

   Interest expense increased 28% to $2.3 million in 1996 from $1.8 million in 1995. This increase is due to higher borrowing levels as a result of the Company's ongoing capital expenditure program.

   Depletion and depreciation increased 13% to $3.9 million, for the three months ended March 31, 1996 from $3.5 million in 1995. This increase primarily is a result of increased production volumes. The rate per BOE increased slightly to $4.47 versus $4.28 for the comparable period in 1995.

   The Company's net earnings for the first three months of 1996 were $1,035,000 as compared to $177,000 for the same period in 1995 for the reasons discussed above.

PART II.         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

         10.1 Fourth Amendment to the Second Amended and Restated Credit Agreement dated March 29, 1996 by and among Coho Resources, Inc., Coho Energy, Inc., and Banque Paribas, Houston Agency.

         10.2 Gas Purchase Contract dated January 1, 1996, by and between Mid Louisiana Production Company and Mid Louisiana Marketing Company (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K dated April 3, 1996).

         10.3 Gas Transportation Agreement dated January 1, 1996, by and between Mid Louisiana Gathering Company and Mid Louisiana Marketing Company (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K dated April 3,
                 1996).

         10.4 Gas Transportation Agreement dated January 1, 1996, by and between Fairbanks Gathering Company and Mid Louisiana Marketing Company (incorporated by reference to Exhibit 99.3 to the Company's current report on Form 8-K dated April 3,
                 1996).

         11      Statement re computation of per share earnings

         27      Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

         None

                               COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     COHO ENERGY, INC.

                                                        (Registrant)


Date:  May 9, 1996
                                   By               /s/ Jeffrey Clarke
                                     ---------------------------------------------------------
                                                        Jeffrey Clarke

                                        (Chairman, President, and Chief Executive Officer)


                                  By            /s/ Eddie M. LeBlanc, III
                                    ------------------------------------------------------
                                                    Eddie M. LeBlanc, III

                                         (Sr. Vice President and Chief Financial Officer)


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION                                                       PAGE NO.
- - -------           -----------                                                       --------

  10.1           Fourth Amendment to the Second Amended and Restated Credit
                 Agreement dated March 29, 1996 by and among Coho Resources,
                 Inc., Coho Energy, Inc., and Banque Paribas, Houston Agency.

  10.2           Gas Purchase Contract dated January 1, 1996, by and between
                 Mid Louisiana Production Company and Mid Louisiana Marketing
                 Company (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K dated April 3, 1996).

  10.3 Gas Transportation Agreement dated January 1, 1996, by and between Mid Louisiana Gathering Company and Mid Louisiana
                 Marketing Company (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K dated April 3,
                 1996).

  10.4 Gas Transportation Agreement dated January 1, 1996, by and between Fairbanks Gathering Company and Mid Louisiana
                 Marketing Company (incorporated by reference to Exhibit 99.3 to the Company's current report on Form 8-K dated April 3,
                 1996).

  11             Statement re computation of per share earnings

  27             Financial Data Schedule
