Form 10-Q
period 1996-06-30
COHO ENERGY INC
filed 1996-08-14
CIK 908797

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from           to           .

                         Commission file number 0-22576

                               COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       75-2488635
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                    Identification Number)

        14785 PRESTON ROAD, SUITE 860                             75240
                  DALLAS, TX                                    (Zip Code)
   (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (214) 774-8300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT AUGUST 1, 1996
                    -----                             -----------------------------
        Common Shares, $.01 par value                           20,171,896

================================================================================

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I.      FINANCIAL INFORMATION
             Item 1.  Financial Statements
                      Condensed Consolidated Balance Sheets -- December 31, 1995 and
                        June 30, 1996....................................................
                      Condensed Consolidated Statements of Operations -- three and six months ended June 30, 1995 and 1996..............................
                      Condensed Consolidated Statements of Cash Flows -- six months ended
                        June 30, 1995 and 1996...........................................
                      Notes to Condensed Consolidated Financial Statements...............
             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations............................................
PART II.     OTHER INFORMATION
             Item 1.  Legal Proceedings..................................................
             Item 2.  Changes in Securities..............................................
             Item 3.  Defaults Upon Senior Securities....................................
             Item 4.  Submission of Matters to a Vote of Security Holders................
             Item 5.  Other Information..................................................
             Item 6.  Exhibits and Reports on Form 8-K...................................
             Signatures..................................................................

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                       DECEMBER 31       JUNE 30
                                                                          1995            1996
                                                                       -----------     -----------
                                                                                       (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents.........................................    $   1,430       $     409
  Accounts receivable, principally trade............................        5,049           6,936
  Deferred income taxes.............................................          973             811
  Other current assets..............................................          869           1,231
  Net assets of discontinued operations (note 2)....................       15,938              --
                                                                         --------        --------
                                                                           24,259           9,387
PROPERTY AND EQUIPMENT, at cost, net of accumulated depletion and
  depreciation, based on full cost accounting method, (note 3)......      175,899         189,406
OTHER ASSETS........................................................        2,401           1,898
                                                                         --------        --------
                                                                        $ 202,559       $ 200,691
                                                                         ========        ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities..........................    $  11,041       $  15,172
  Current portion of long term debt.................................          268             283
                                                                         --------        --------
                                                                           11,309          15,455
LONG TERM DEBT, excluding current portion...........................      107,403          95,959
DEFERRED INCOME TAXES...............................................        9,526          12,781
                                                                         --------        --------
                                                                          128,238         124,195
                                                                         --------        --------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share
     Authorized 10,000,000 shares, none issued
  Common stock, par value $0.01 per share
     Authorized 50,000,000 shares
     Issued 20,171,896 shares.......................................          202             202
  Additional paid-in capital........................................       82,278          82,315
  Retained deficit..................................................       (8,159)         (6,021)
                                                                         --------        --------
  Total shareholders' equity........................................       74,321          76,496
                                                                         --------        --------
COMMITMENTS AND CONTINGENCIES (note 5)
                                                                        $ 202,559       $ 200,691
                                                                         ========        ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          SIX MONTHS ENDED        THREE MONTHS ENDED
                                                              JUNE 30                  JUNE 30
                                                        --------------------     --------------------
                                                           1995       1996          1995       1996
                                                        ----------   -------     ----------   -------
                                                        (RESTATED)               (RESTATED)
OPERATING REVENUES
  Net crude oil and natural gas production............   $ 19,402    $25,305      $ 10,000    $12,938
                                                         --------    --------     --------    --------
OPERATING EXPENSES
  Crude oil and natural gas production................      5,218      5,541         2,614      2,711
  Taxes on crude oil and natural gas production.......        947      1,266           529        669
  General and administrative..........................      3,029      3,299         1,685      1,840
  Depletion and depreciation..........................      7,313      7.885         3,851      3,980
                                                         --------    --------     --------    --------
          Total operating expenses....................     16,507     17,991         8,679      9,200
                                                         --------    --------     --------    --------
OPERATING INCOME......................................      2,895      7,314         1,321      3,738
                                                         --------    --------     --------    --------
OTHER INCOME AND EXPENSES
  Interest and other income...........................         56        510            19         33
  Interest expense....................................     (3,760)    (4,233)       (1,923)    (1,921)
                                                         --------    --------     --------    --------
                                                           (3,704)    (3,723)       (1,904)    (1,888)
                                                         --------    --------     --------    --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES........................................       (809)     3,591          (583)     1,850
INCOME TAX PROVISION (BENEFIT)........................       (308)     1,453          (222)       747
                                                         --------    --------     --------    --------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS........       (501)     2,138          (361)     1,103
DISCONTINUED OPERATIONS (note 2)
  Income (Loss) from discontinued marketing and
     transportation operations (less applicable income
     tax expenses of $211 and $16, respectively)......        343         --            26         --
                                                         --------    --------     --------    --------
NET EARNINGS (LOSS)...................................       (158)     2,138          (335)     1,103
DIVIDENDS ON PREFERRED STOCK..........................        700                      362         --
                                                         --------    --------     --------    --------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK........   $   (858)   $ 2,138      $   (697)   $ 1,103
                                                         ========    ========     ========    ========
EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER COMMON
  SHARE...............................................   $  (0.05)   $  0.11      $  (0.03)   $  0.06
                                                         ========    ========     ========    ========
EARNINGS (LOSS) PER COMMON SHARE (note 4).............   $  (0.05)   $  0.11      $  (0.04)   $  0.06
                                                         ========    ========     ========    ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)..................................................  $   (158)    $  2,138
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depletion and depreciation........................................     7,888        7,885
     Deferred income taxes.............................................      (240)       1,345
     Amortization of debt issue costs and other items..................       214          425
  Changes in operating assets and liabilities:
     Accounts receivable and other assets..............................     2,433       (2,265)
     Accounts payable and accrued liabilities..........................    (1,888)         801
                                                                         --------     --------
Net cash provided by operating activities..............................     8,249       10,329
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment...............................................   (12,341)     (21,296)
  Net proceeds from sale of marketing and transportation operations....        --       21,509
                                                                         --------     --------
Net cash provided by (used in) investing activities....................   (12,341)         213
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long term debt...........................................     7,108       15,107
  Repayment on long term debt..........................................    (3,698)     (26,706)
  Proceeds from exercise of stock options..............................        --           36
                                                                         --------     --------
Net cash provided by (used in) financing activities....................     3,410      (11,563)
                                                                         --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................      (682)      (1,021)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................     1,613        1,430
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................  $    931     $    409
                                                                         ========     ========
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest.............................................................  $  3,409     $  4,600
  Income taxes.........................................................  $   (641)    $    533

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  General

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1995.

  Supplemental Cash Flow Information

     The statements of cash flows reflect the cash effects of the Company's operations, its investing transactions, and its financing transactions. Certain noncash transactions related to the sale of the discontinued operations have been excluded from the statement of cash flows for the six months ended June 30, 1996.

2. DISCONTINUED OPERATIONS

     On April 3, 1996, the Company's wholly owned subsidiary, Interstate Natural Gas Company, sold all of the stock of three wholly-owned subsidiaries that comprised its natural gas marketing and transportation segment to an unrelated third party for cash of $19.5 million, the assumption of net liabilities of approximately $2.3 million and the payment of taxes to a maximum of $1.2 million generated as a result of the tax treatment of the transaction. The sale closed on April 3, 1996. The marketing and transportation segment is accounted for as discontinued operations, and accordingly, the accompanying statements of earnings for the three and six months ended June 30, 1995 have been restated to segregate such operations.

3. PROPERTY AND EQUIPMENT

                                                                  DECEMBER 31,     JUNE 30,
                                                                      1995           1996
                                                                  ------------     ---------
    Crude oil and natural gas leases and rights including
      exploration, development and equipment thereon, at cost...   $  278,197      $ 299,597
    Accumulated depletion and depreciation......................     (102,298)      (110,191)
                                                                     --------       --------
                                                                   $  175,899      $ 189,406
                                                                     ========       ========

     Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $958,000 and $1,201,000 for the six months ended June 30, 1995 and 1996, respectively.

     During the six months ended June 30, 1995 and 1996, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1995 and June 30, 1996, unproved crude oil and natural gas properties totalling $6,254,000 and $7,882,000, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

4. EARNINGS PER SHARE

     Earnings per share have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options) for the six months ended June 30, 1995 and 1996, of 16,782,925 and 20,336,803, respectively, and for the three months ended June 30, 1995 and 1996, of 16,782,925 and 20,417,772, respectively.

5. COMMITMENTS AND CONTINGENCIES

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

     The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these transactions are recorded in operating revenues when the future production sale occurs. The Company has 1,230,000 Mmbtu of natural gas production hedged over the period from July through October 1996, at an average price of $2.12 per Mmbtu. The Company has also entered into certain arrangements which fix a minimum WTI price per barrel of $16.00 and a maximum WTI price of $18.20 for 3,000 barrels of oil production per day through July 31,1996 and a minimum WTI price per barrel of $17.00 and a maximum WTI price of $18.28 for 3,500 barrels per day of oil production for the period beginning August 1, 1996 through December 31, 1996.

6. SUBSEQUENT EVENT

     Effective August 8, 1996 the Company amended its revolving credit facility with its lenders. Under this new amended credit facility, the lenders have increased their maximum commitment from $147.5 million to $250 million. Additionally, the amount available to the Company in borrowing capacity for general corporate purposes ("Borrowing Base") increased from $110 million to $130 million, with an additional $20 million immediately available to the Company to provide bridge financing for acquisitions. Other changes to the credit facility include: (a) lengthening the time period for permitted advances and repayments to January 1, 2000 from January 31, 1998, at which time the loan converts to a non-revolver term facility requiring quarterly principal repayments until fully repaid in 2003 (previously 2002), and (b) reducing the margin premium in excess of LIBOR charged for revolving Eurodollar advances , which will now be based on a rolling four-quarter basis of consolidated indebtedness to earnings before interest, taxes, depreciation and amortization, with the highest applicable margin being 1.50%(previously a static margin of 2%).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

     The Company seeks to acquire controlling interests in underdeveloped oil and gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. During the six months ended June 30, 1996, 75% of production revenues were attributable to the sale of crude oil and the remaining 25% were derived from natural gas as compared to 73% from crude oil sales and 27% from natural gas sales during the first half of 1995.

     The Company increased its crude oil production in the first six months of 1996 as a result of ongoing development activities on its existing properties in Mississippi. Average net daily BOE production was 9,602 BOE for the six months ended June 30, 1996 as compared to 9,003 BOE for the same period in 1995.

     Crude oil and natural gas prices are subject to significant seasonal, political and other variables which are beyond the Company's control. In an effort to reduce the effect on the Company of the volatility of the prices received for crude oil and natural gas, the Company has entered, and expects to continue to enter, into crude oil and natural gas hedging transactions. The Company's hedging program is intended to stabilize cash flow and thus allow the Company to plan its capital expenditure program with greater certainty. Because all hedging transactions are tied directly to the Company's crude oil and natural gas production, the Company does not believe that such transactions are of a speculative nature.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the six months ended June 30, 1996, cash flow generated from operating activities was $10.3 million compared with $8.2 million for the same period in 1995. A 16% increase in crude oil production volumes for the six months ended June 30, 1996, compared to the same period in 1995 and a 15% increase in crude oil prices realized in 1996 are the major factors contributing to this increase. See results of operations for a discussion of operating results.

     At June 30, 1996, the Company had a working capital deficit of $5.9 million primarily due to current payables associated with drilling and recompletion activity which will be funded with cash flow from operations and borrowings under the revolving credit facility.

     On April 3, 1996, the Company's wholly owned subsidiary, Interstate Natural Gas Company, sold to Republic Gas Partners, L.L.C. ("Republic") all of the stock of its wholly-owned subsidiaries, Mid Louisiana Gas Company, Mid Louisiana Marketing Company and Mid Louisiana Gas Transmission Company, which comprised the Company's Louisiana natural gas marketing and transportation segment of operations for total consideration of approximately $23 million. The total consideration is comprised of $19.5 million in cash, the assumption of net liabilities of approximately $2.3 million (excluding deferred taxes) and the reimbursement for the payment of certain taxes to a maximum of $1.2 million, generated as a result of the tax treatment of the transaction. Republic is an unaffiliated third party. The proceeds from the sale were used to reduce amounts outstanding under the Company's revolving credit facility.

     Outstanding advances under the Company's revolving credit facility at June 30, 1996 were $91.9 million, all of which is classified as long term. The Company also had letters of credit aggregating $4.2 million outstanding under the Company's revolving credit facility as of June 30, 1996, to secure promissory notes issued in August 1995, relating to the acquisition of the Brookhaven field in Mississippi, leaving $33.9 million available under the amended credit facility (discussed below) at June 30, 1996.

     Effective August 8, 1996 the Company amended its revolving credit facility with its lenders. Under this new amended credit facility, the lenders have increased their maximum commitment from $147.5 million to

$250 million. Additionally, the amount available to the Company in borrowing capacity for general corporate purposes ("Borrowing Base") increased from $110 million to $130 million, with an additional $20 million immediately available to the Company to provide bridge financing for acquisitions. Other changes to the credit facility include: (a) lengthening the time period for permitted advances and repayments to January 1, 2000 from January 31, 1998, at which time the loan converts to a non-revolver term facility requiring quarterly principal repayments until fully repaid in 2003 (previously 2002), and (b) reducing the margin premium charged in excess of LIBOR for revolving Eurodollar advances, which will now be based on a rolling four-quarter basis of consolidated indebtedness to earnings before interest, taxes, depreciation and amortization, with the highest applicable margin being 1.50% (previously a static margin of 2%).

     The restated credit agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity, (ii) maintenance of minimum ratios of cash flow to interest expense as well as current assets to current liabilities, (iii) limitations on the Company's and Coho Resources, Inc.'s ability to incur additional debt and (iv) restrictions on the payment of dividends.

     Capital Expenditures. During the first six months of 1996, the Company incurred capital expenditures of $21.3 million compared with $12.3 million for the first six months of 1995. During the first six months of 1996, the Company participated in the drilling of six new wells (including two new salt water disposal wells), seven sidetrack projects and three re-entries of plugged and abandoned wells. The remaining capital expenditures incurred during the first six months of 1996 were in connection with the continuing development efforts on existing wells in the Company's Soso, Summerland, Laurel, Brookhaven and Martinville fields. Approximately 40% of the capital spent in the first six months is associated with projects which are not yet complete and therefore have not yet had an effect on daily production. General and administrative costs directly associated with the Company's exploration and development activities were $1.2 million for the first six months of 1996 compared with $958,000 for the first six months of 1995 and are included in total capital expenditures.

     In August 1996, the Board of Directors approved a $7.6 million increase in the 1996 capital expenditure program to a total of $45.4 million.

     The Company has no material capital commitments and is consequently able to adjust the level of its expenditures as circumstances warrant.

RESULTS OF OPERATIONS

  Selected Operating Data

[CAPTION]

                                                          SIX MONTHS ENDED     THREE MONTHS ENDED
                                                               JUNE 30              JUNE 30
                                                         -------------------   ------------------
                                                           1995       1996       1995       1996
                                                         --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER DAY,
                                                                 PER BBL AND PER MCF DATA)
Production
  Crude Oil (Bbl/day)...................................   5,692      6,612      5,767      6,615
  Natural Gas (Mcf/day).................................  19,869     17,938     19,559     17,992
  BOE (Bbl/day).........................................   9,003      9,602      9,027      9,614
Average Sales Prices
  Crude Oil............................................. $ 13.72    $ 15.71    $ 13.97    $ 16.25
  Natural Gas........................................... $  1.46    $  1.96    $  1.50    $  1.93
Other
  Production costs per BOE(1)........................... $  3.70    $  3.90    $  3.66    $  3.86
  Depletion per BOE..................................... $  4.44    $  4.51    $  4.64    $  4.55
Revenues
  Production revenues
     Crude Oil.......................................... $14,134    $18,902    $ 7,330    $ 9,781
     Natural Gas........................................   5,268      6,403      2,670      3.157
                                                         -------    -------    -------    -------
                                                         $19,402    $25,305    $10,000    $12,938
                                                         =======    =======    =======    =======

- ---------------

(1) Includes lease operating expenses and production taxes, exclusive of general and administrative costs.

     Operating Revenues. During the first six months of 1996, production revenues increased 30% to $25.3 million as compared to $19.4 million for the same period in 1995. This increase was principally due to a 16% increase in crude oil production and a 15% increase in crude oil prices received. For the three months ended June 30, 1996, production revenue increased 29% to $12.9 million as compared to $10.0 million for the same period in 1995. This increase was principally due to a 15% increase in crude oil production and a 16% increase in crude oil prices received (including hedging gains and losses discussed below).

     The 16% increase in daily crude oil production during the first half of 1996, to 6,612 Bbls, is primarily a result of the continued positive response from the Company's development efforts on existing wells, particularly the Laurel, Martinville, Soso and Summerland fields. In addition for the six months ended June 30, 1996, production includes oil from the Brookhaven field, which was acquired in August 1995. Gas production during the first half of 1996 was 10% lower than the comparable 1995 period, primarily due to normal production declines coupled with operational problems as a result of cold, wet weather in the first quarter of 1996 and minor gathering lines problems in the second quarter of 1996. Production from development wells drilled late in the second quarter of 1996 are anticipated to offset normal gas production declines during the last half of 1996. The foregoing sentence is a forward looking statement based on current production information; actual results for the last half of 1996 may differ from projected results if production from such development wells does not continue at current levels.

     Crude oil prices increased during the first half of 1996 compared to the same period in 1995 and are continuing to remain strong into the third quarter of 1996. The posted price for the Company's crude oil averaged $19.04 for the six months ended June 30, 1996, an 11% increase over the average posted price of $17.22 experienced in the first half of 1995. The price per barrel received by the Company is adjusted for the quality of the crude oil and is generally lower than the posted price. The crude oil prices received by the Company during 1996 increased more significantly than the average posted price because the Company amended its marketing arrangements for the sale of substantially all of its crude oil during 1995 and again in March 1996, to improve the price it receives for its crude oil resulting in a net increase in revenues to the Company. These price improvements were partially offset by increased crude oil hedging losses during 1996 discussed below.

     The price for the Company's natural gas, including hedging gains and losses, increased during the three and six months ended June 30, 1996 compared to the same periods in 1995 by 29% and 34%, respectively, due to the colder winter season across the United States in 1996 and increased heating needs.

     Production revenues for the six months ended June 30, 1996 included crude oil hedging losses of $1.3 million ($1.09 per Bbl) compared to the hedging losses of $514,000 ($0.50 per Bbl) for the same period in 1995. Production revenues in 1996 also included natural gas hedging losses of $1.1 million ($0.33 per Mcf) compared with natural gas hedging gains of $184,000 ($0.05 per Mcf) for the same period in 1995. Production revenues for the three months ended June 30, 1996 included crude oil hedging losses of $928,000 ($1.56 per Bbl) compared to hedging losses of $461,000 ($0.88 per Bbl) for the same period in 1995. The second quarter of 1996 production revenues also include natural gas hedging losses of $372,000 ($0.23 per Mcf) compared to gas hedging gains in 1995 of $153,000 ($0.08 per Mcf). Additionally, the Company has entered into certain arrangements which fix a minimum WTI price per barrel of $16.00 and a maximum WTI price of $18.20 for 3,000 barrels of production per day through July 31, 1996, and a minimum WTI price of $17.00 and a maximum WTI price of $18.28 per barrel on 3,500 barrels per day of production beginning August 1, 1996 and ending December 31, 1996. The Company also has 1,230,000 Mmbtu of natural gas production hedged over the July through October 1996 period at an average price of $2.12 per Mmbtu. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for WTI on the NYMEX for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas.

     Interest and other income increased to $510,000 in the first half of 1996 from $56,000 in 1995 primarily due to $472,000 of interest earned during 1996 on the receivable from the sale of the marketing and pipeline segment of operations.

     Expenses. Production expenses were $6.8 million for the first six months of 1996 compared to $6.2 million for the first six months of 1995 and $3.4 million for the second quarter of 1996 compared to $3.1 million for the same period in 1995. This increase primarily reflects additional production volumes. On a BOE basis, production costs increased to $3.90 per BOE in 1996 compared to $3.70 per BOE in 1995 for the six month periods and $3.86 per BOE in 1996 and $3.66 per BOE in 1995 for the three month periods, primarily due to an increase of $.14 and $.12, respectively, per BOE in production taxes as a result of higher oil and gas prices.

     General and administrative costs increased 9% between the comparable six month periods from $3.0 million in 1995 to $3.3 million in 1996, and 9% between the three month period from $1.7 million in 1995 to $1.8 million in 1996, primarily due to staff additions to handle the increased drilling and recompletion activity.

     Interest expense increased 13% to $4.2 million in the first six months of 1996 from $3.8 million in the same period of 1995 due to higher borrowing levels during the first three months of 1996 as compared to 1995. For the three months ended June 30, 1995 and 1996, interest expense remained the same at $1.9 million.

     Depletion and depreciation expense increased 8% to $7.9 million for the six months ended June 30, 1996 from $7.3 million in 1995. Depletion and depreciation expense increased to $4.0 million for the three months ended June 30, 1996 as compared to $3.9 million for the comparable period in 1994. These increases are primarily the result of increased production volumes. The depletion rate per BOE in 1996 increased to $4.51 versus $4.44 for the comparable six-month period in 1995.

     The Company's net earnings for the three and six months ended June 30, 1996 were $1.1 million and $2.1 million, respectively, as compared to net losses of $(697,000) and $(858,000), respectively, for the same periods in 1995 for the reasons discussed above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 13, 1996, the following persons were elected directors of the Company and received the following votes.

                                                       SHARES IN FAVOR       SHARES WITHHELD
                                                       ---------------       ---------------
        Robert Anderson..............................     15,945,149             860,712
        Roy Baker....................................     15,945,149             860,712
        Frederick Campbell...........................     16,456,491             349,370
        Jeffrey Clarke...............................     15,945,149             860,712
        Louis Crane..................................     15,945,149             860,712
        Howard Hoffen................................     15,945,149             860,712
        Kenneth Lambert..............................     15,945,149             860,712
        Douglas Martin...............................     15,945,149             860,712
        Carl Quinn...................................     15,945,149             860,712
        Jake Taylor..................................     15,945,149             860,712

     The shareholders approved an amendment to the 1993 Stock Option Plan that increased the number of shares issuable thereunder by 189,500. With respect to the proposal, out of a total of 20,166,562 shares of Common Stock outstanding and entitled to vote, 16,210,807 shares voted "for", 547,728 shares voted "against" and 31,676 shares abstained from voting. There were no broker non-votes with respect to this proposal.

     The shareholders approved an amendment to the 1993 Non-Employee Director Stock Plan that increased the number of shares issuable thereunder by 50,000. With respect to the proposal, out of a total of 20,166,562 shares of Common Stock outstanding and entitled to vote, 16,082,677 voted "for", 673,749 "against" and 33,785 shares abstained from voting with respect to this proposal. There were no broker non-votes with respect to this proposal.

     The shareholders ratified the selection, by the Board of Directors, of the firm of Arthur Andersen LLP as independent auditors for the Company for 1996. With respect to the proposal, out of a total of 20,166,562 shares of Common Stock outstanding and entitled to vote, 16,461,875 voted "for", 340,900 voted "against" and 3,086 shares abstained from voting. There were no broker non-votes with respect to this proposal.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        10.1 First Amendment to Coho Energy, Inc. 1993 Non-Employee Director Stock Option Plan

        10.2 Third Amendment to Coho Energy, Inc. 1993 Stock Option Plan

        11  Statement re computation of per share earnings

        27  Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     Current report on Form 8-K dated April 3, 1996 regarding the sale of the marketing and transportation segment of operations.

                               COHO ENERGY, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COHO ENERGY, INC.
                                            (Registrant)

                                            By:          JEFFREY CLARKE
                                                --------------------------------
                                                        Jeffrey Clarke
                                               (Chairman, President, and Chief
                                                      Executive Officer)

                                            By:      EDDIE M. LEBLANC, III
                                                --------------------------------
                                                    Eddie M. LeBlanc, III
                                                (Sr. Vice President and Chief
                                                      Financial Officer)

Date: August 13, 1996

                               INDEX TO EXHIBITS



                                                                                                                    PAGE NO.
                                                                                                                    --------
10.1     First Amendment to Coho Energy, Inc. 1993 Non-Employee Director Stock Option Plan  . . . . . . . . . . . . .  14

10.2     Third Amendment to Coho Energy, Inc. 1993 Stock Option Plan  . . . . . . . . . . . . . . . . . . . . . . . .  15

11       Statement re computation of per share earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

27       Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .