Form 10-Q
period 1996-09-30
COHO ENERGY INC
filed 1996-11-14
CIK 908797

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                         Commission file number 0-22576

                               COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                         75-2488635
      (State or other jurisdiction of                          (IRS Employer
       incorporation or organization)                      Identification Number)
       14785 PRESTON ROAD, SUITE 860
                 DALLAS, TX                                        75240
  (Address of principal executive offices)                       (Zip Code)

              Registrant's telephone number, including area code:
                                 (972) 774-8300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                              OUTSTANDING AT NOVEMBER 1, 1996
--------------------------------------------    --------------------------------------------
       Common Shares, $.01 par value                             20,186,396


================================================================================

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I.      FINANCIAL INFORMATION
             Item 1.   Financial Statements
                       Condensed Consolidated Balance Sheets -- December 31, 1995 and
                         September 30, 1996..............................................     1
                       Condensed Consolidated Statements of Operations -- three and nine
                         months ended September 30, 1995 and 1996........................     2
                       Condensed Consolidated Statements of Cash Flows -- nine months
                         ended September 30, 1995 and 1996...............................     3
                       Notes to Condensed Consolidated Financial Statements..............   4-5
             Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations...........................................   6-9
PART II.     OTHER INFORMATION
             Item 1.   Legal Proceedings.................................................    10
             Item 2.   Changes in Securities.............................................    10
             Item 3.   Defaults Upon Senior Securities...................................    10
             Item 4.   Submission of Matters to a Vote of Security Holders...............    10
             Item 5.   Other Information.................................................    10
             Item 6.   Exhibits and Reports on Form 8-K..................................    10
             Signatures..................................................................    11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                     DECEMBER 31      SEPTEMBER 30
                                                                         1995             1996
                                                                     ------------     -------------
                                                                                       (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents........................................    $  1,430         $   1,450
  Accounts receivable, principally trade...........................       5,049             8,615
  Deferred income taxes............................................         973               811
  Other current assets.............................................         869             1,036
  Net assets of discontinued operations (note 2)...................       5,938                --
                                                                       --------          --------
                                                                         24,259            11,912
PROPERTY AND EQUIPMENT, at cost, net of accumulated depletion and
  depreciation, based on full cost accounting method, (note 3).....     175,899           203,468
OTHER ASSETS.......................................................       2,401             2,142
                                                                       --------          --------
                                                                       $202,559         $ 217,522
                                                                       ========          ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities.........................    $ 11,041         $  13,208
  Current portion of long term debt................................         268               229
                                                                       --------          --------
                                                                         11,309            13,437
LONG TERM DEBT, excluding current portion..........................     107,403           111,971
DEFERRED INCOME TAXES..............................................       9,526            14,220
                                                                       --------          --------
                                                                        128,238           139,628
                                                                       --------          --------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share
     Authorized 10,000,000 shares, none issued
  Common stock, par value $0.01 per share
     Authorized 50,000,000 shares
     Issued 20,186,396 shares......................................         202               202
  Additional paid-in capital.......................................      82,278            82,387
  Retained deficit.................................................      (8,159)           (4,695)
                                                                       --------          --------
          Total shareholders' equity...............................      74,321            77,894
                                                                       --------          --------
COMMITMENTS AND CONTINGENCIES (note 6)
                                                                       $202,559         $ 217,522
                                                                       ========          ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED          THREE MONTHS ENDED
                                                          SEPTEMBER 30               SEPTEMBER 30
                                                     ----------------------     ----------------------
                                                        1995         1996          1995         1996
                                                     ----------     -------     ----------     -------
                                                     (RESTATED)                 (RESTATED)
OPERATING REVENUES
  Net crude oil and natural gas production.........   $  29,820     $38,857      $  10,418     $13,552
                                                        -------     -------        -------     -------
OPERATING EXPENSES
  Crude oil and natural gas production.............       7,979       8,250          2,761       2,709
  Taxes on crude oil and natural gas production....       1,431       1,989            484         723
  General and administrative.......................       4,324       5,079          1,295       1,780
  Depletion and depreciation.......................      11,278      12,043          3,965       4,158
                                                        -------     -------        -------     -------
  Total operating expenses.........................      25,012      27,361          8,505       9,370
                                                        -------     -------        -------     -------
OPERATING INCOME...................................       4,808      11,496          1,913       4,182
                                                        -------     -------        -------     -------
OTHER INCOME AND EXPENSES
  Interest and other income........................          67         541             11          31
  Interest expense.................................      (5,921)     (6,264)        (2,161)     (2,031)
                                                        -------     -------        -------     -------
                                                         (5,854)     (5,723)        (2,150)     (2,000)
                                                        -------     -------        -------     -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES.....................................      (1,046)      5,773           (237)      2,182
INCOME TAX PROVISION (BENEFIT).....................        (397)      2,309            (90)        856
                                                        -------     -------        -------     -------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS.....        (649)      3,464           (147)      1,326
DISCONTINUED OPERATIONS (note 2)
  Income from discontinued marketing and
     transportation operations (less applicable
     income tax expenses of $281 and $70,
     respectively).................................         457          --            113          --
                                                        -------     -------        -------     -------
NET EARNINGS (LOSS)................................        (192)      3,464            (34)      1,326
DIVIDENDS ON PREFERRED STOCK.......................         944          --            244          --
                                                        -------     -------        -------     -------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK.....   $  (1,136)    $ 3,464      $    (278)    $ 1,326
                                                        =======     =======        =======     =======
EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER
  COMMON SHARE.....................................   $   (0.08)    $  0.17      $   (0.02)    $  0.06
                                                        =======     =======        =======     =======
EARNINGS (LOSS) PER COMMON SHARE (note 5)..........   $   (0.07)    $  0.17      $   (0.02)    $  0.06
                                                        =======     =======        =======     =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)..................................................  $   (192)    $  3,464
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depletion and depreciation........................................    12,149       12,043
     Deferred income taxes.............................................      (335)       2,135
     Amortization of debt issue costs and other items..................       361          590
  Changes in operating assets and liabilities:
     Accounts receivable and other assets..............................     1,547       (4,091)
     Accounts payable and accrued liabilities..........................    (3,948)         704
                                                                         --------     --------
Net cash provided by operating activities..............................     9,582       14,845
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment...............................................   (20,666)     (40,756)
  Net proceeds from sale of marketing and transportation operations....        --       21,531
                                                                         --------     --------
Net cash used in investing activities..................................   (20,666)     (19,225)
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long term debt...........................................    16,541       32,460
  Repayment of long term debt..........................................    (6,159)     (28,169)
  Proceeds from exercise of stock options..............................        --          109
                                                                         --------     --------
Net cash provided by financing activities..............................    10,382        4,400
                                                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................      (702)          20
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................     1,613        1,430
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................  $    911     $  1,450
                                                                         ========     ========
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest.............................................................  $  5,338     $  6,353
  Income taxes.........................................................  $ (1,092)    $    443

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

   General

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1995.

   Supplemental Cash Flow Information

     The statements of cash flows reflect the cash effects of the Company's operations, its investing transactions, and its financing transactions. Certain noncash transactions related to the sale of the discontinued operations have been excluded from the statement of cash flows for the nine months ended September 30, 1996.

2. DISCONTINUED OPERATIONS

     On April 3, 1996, the Company's wholly owned subsidiary, Interstate Natural Gas Company, sold all of the stock of three wholly-owned subsidiaries that comprised its natural gas marketing and transportation segment to an unrelated third party for cash of $19.5 million, the assumption of net liabilities of approximately $2.3 million and the payment of taxes to a maximum of $1.2 million generated as a result of the tax treatment of the transaction. The marketing and transportation segment is accounted for as discontinued operations, and accordingly, the accompanying statements of earnings for the three and nine months ended September 30, 1995 have been restated to segregate such operations.

3. PROPERTY AND EQUIPMENT

                                                                 DECEMBER 31,     SEPTEMBER 30,
                                                                     1995             1996
                                                                 ------------     -------------
    Crude oil and natural gas leases and rights including
      exploration, development and equipment thereon, at
      cost.....................................................   $  278,197        $ 317,854
    Accumulated depletion and depreciation.....................     (102,298)        (114,386)
                                                                   ---------        ---------
                                                                  $  175,899        $ 203,468
                                                                   =========        =========

     Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $1,354,000 and $1,764,000 for the nine months ended September 30, 1995 and 1996, respectively.

     During the nine months ended September 30, 1995 and 1996, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1995 and September 30, 1996, unproved crude oil and natural gas properties totalling $6,254,000 and $8,060,000, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

4. LONG TERM DEBT

     Effective August 8, 1996 the Company amended its revolving credit facility with its lenders. Under this new amended credit facility, the lenders have increased their maximum commitment from $147.5 million to $250 million. Additionally, the amount available to the Company in borrowing capacity for general corporate purposes ("Borrowing Base") increased from $110 million to $130 million, with an additional $20 million immediately available to the Company to provide bridge financing for acquisitions. Other changes to the credit facility include: (a) lengthening the time period for permitted advances and repayments to January 1, 2000 from January 31, 1998, at which time the loan converts to a non-revolver term facility requiring quarterly principal repayments until fully repaid in 2003 (previously 2002), and (b) reducing the margin premium charged in excess of LIBOR for revolving Eurodollar advances, which will now be based on a rolling four-quarter basis of consolidated indebtedness to earnings before interest, taxes, depreciation and amortization, currently 1.25%, with the highest applicable margin being 1.50% (previously 2%).

5. EARNINGS PER SHARE

     Earnings per share have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options) for the nine months ended September 30, 1995 and 1996, of 17,179,390 and 20,396,871,
respectively, and for the three months ended September 30, 1995 and 1996, of 17,959,930 and 20,515,179, respectively.

6. COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various legal proceedings and claims which arise in the normal course of business. Based on discussions with legal counsel, the Company does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial position, however an unfavorable outcome could have a material effect on the current year results.

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

     The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these transactions are recorded in operating revenues when the future production sale occurs. The Company has 310,000 Mmbtu of natural gas production hedged for the month of October 1996, at an average price of $2.03 per Mmbtu. The Company has also entered into certain arrangements which fix a minimum WTI price per barrel of $17.00 and a maximum WTI price of $18.28 for 3,500 barrels per day of oil production for the period August 1, 1996 through December 31, 1996 and a minimum WTI price per barrel of $18.00 and a maximum WTI price of $21.30 for 4,000 barrels of oil production per day for the period January 1, 1997 through June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

     The Company seeks to acquire controlling interests in underdeveloped oil and gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. During the nine months ended September 30, 1996, 75% of production revenues were attributable to the sale of crude oil and the remaining 25% were derived from natural gas as compared to 73% from crude oil sales and 27% from natural gas sales during the same period in 1995.

     The Company increased its crude oil production in the first nine months of 1996 as a result of ongoing development activities on its existing properties in Mississippi. Average net daily BOE production was 9,672 BOE for the nine months ended September 30, 1996 as compared to 9,118 BOE for the same period in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the nine months ended September 30, 1996, cash flow generated from operating activities was $14.8 million compared with $9.6 million for the same period in 1995. A 14% increase in crude oil production volumes for the nine months ended September 30, 1996, compared to the same period in 1995 and price increases of 17% for crude oil and 29% for natural gas are the major factors contributing to this increase. See results of operations for a discussion of operating results.

     At September 30, 1996, the Company had a working capital deficit of $1.5 million primarily due to current payables associated with drilling and recompletion activity which will be funded with cash flow from operations and borrowings under the revolving credit facility.

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

     Outstanding advances under the Company's revolving credit facility at September 30, 1996 were $109.8 million, all of which is classified as long term. The Company also had letters of credit aggregating $2.3 million outstanding under the Company's revolving credit facility as of September 30, 1996, to secure promissory notes issued in August 1995, relating to the acquisition of the Brookhaven field in Mississippi, leaving $17.9 million available under the amended credit facility (discussed below) at September 30, 1996.

     Effective August 8, 1996 the Company amended its revolving credit facility with its lenders. Under this new amended credit facility, the lenders have increased their maximum commitment from $147.5 million to $250 million. Additionally, the amount available to the Company in borrowing capacity for general corporate purposes ("Borrowing Base") increased from $110 million to $130 million, with an additional $20 million immediately available to the Company to provide bridge financing for acquisitions. Other changes to the credit facility include: (a) lengthening the time period for permitted advances and repayments to January 1, 2000 from January 31, 1998, at which time the loan converts to a non-revolver term facility requiring quarterly principal repayments until fully repaid in 2003 (previously 2002), and (b) reducing the margin premium charged in excess of LIBOR for revolving Eurodollar advances, which will now be based on a rolling four-quarter basis of consolidated indebtedness to earnings before interest, taxes, depreciation and amortization, currently 1.25%, with the highest applicable margin being 1.50%(previously 2%).

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

     Capital Expenditures. During the first nine months of 1996, the Company incurred capital expenditures of $40.8 million compared with $20.7 million for the first nine months of 1995. During the first nine months of 1996, the Company participated in the drilling of eight oil wells, six gas wells, two salt water disposal wells, twelve sidetrack projects and three re-entries of plugged and abandoned wells. The remaining capital expenditures incurred during the first nine months of 1996 were in connection with the continuing development efforts on existing wells in the Company's Soso, Summerland, Laurel, Brookhaven and Martinville fields. Approximately 40% of the capital spent in the first nine months is associated with projects which are not yet complete and therefore have not yet had an effect on daily production. General and administrative costs directly associated with the Company's exploration and development activities were $1.8 million for the first nine months of 1996 compared with $1.4 million for the first nine months of 1995 and are included in total capital expenditures.

     In August 1996, the Board of Directors approved a $7.6 million increase in the 1996 capital expenditure program to a total of $45.4 million.

     The Company has no material capital commitments and is consequently able to adjust the level of its expenditures as circumstances warrant.

RESULTS OF OPERATIONS

  Selected Operating Data

                                                         NINE MONTHS ENDED     THREE MONTHS ENDED
                                                            SEPTEMBER 30          SEPTEMBER 30
                                                         ------------------    ------------------
                                                          1995       1996       1995       1996
                                                         -------    -------    -------    -------
                                                          (IN THOUSANDS, EXCEPT PER DAY, PER BBL
                                                                           AND
                                                                      PER MCF DATA)
Production
  Crude Oil (Bbl/day)..................................    5,830      6,658      6,100      6,748
  Natural Gas (Mcf/day)................................   19,730     18,084     19,460     18,374
  BOE (Bbl/day)........................................    9,118      9,672      9,344      9,811
Average Sales Prices
  Crude Oil............................................  $ 13.61    $ 15.99    $ 13.40    $ 16.53
  Natural Gas..........................................  $  1.52    $  1.96    $  1.62    $  1.94
Other
  Production costs per BOE(1)..........................  $  3.78    $  3.86    $  3.77    $  3.80
  Depletion per BOE....................................  $  4.53    $  4.54    $  4.61    $  4.61
Revenues
  Production revenues
     Crude Oil.........................................  $21,652    $29,167    $ 7,518    $10,265
     Natural Gas.......................................    8,168      9,690      2,900      3,287
                                                         -------    -------    -------    -------
                                                         $29,820    $38,857    $10,418    $13,552
                                                         =======    =======    =======    =======

---------------

(1) Includes lease operating expenses and production taxes, exclusive of general and administrative costs.

     Operating Revenues. During the first nine months of 1996, production revenues increased 30% to $38.9 million as compared to $29.8 million for the same period in 1995 (including hedging gains and losses discussed below). This increase was principally due to increases of 14% in crude oil production, 17% in crude oil prices and 29% in natural gas prices which were slightly offset by a 9% decrease in natural gas production. For the three months ended September 30, 1996, production revenue increased 30% to $13.6 million as compared to $10.4 million for the same period in 1995. This increase was principally due to increases of 11% in crude oil production, 23% in crude oil prices and 20% in natural gas prices which were slightly offset by a 6% decrease in natural gas production.

     The 14% increase in daily crude oil production during the first nine months of 1996, to 6,658 Bbls, is primarily a result of the continued positive response from the Company's development efforts on existing wells, particularly the Laurel, Martinville, Soso and Summerland fields. In addition for the nine months ended September 30, 1996, production includes oil from the Brookhaven field, which was acquired in August 1995. Gas production during the first nine months of 1996 was 9% lower than the comparable 1995 period, primarily due to normal production declines coupled with operational problems as a result of cold, wet weather in the first quarter of 1996 and minor gathering lines problems in the second quarter of 1996. Production from development wells drilled in the second and third quarters of 1996 are anticipated to offset normal gas production declines during the last quarter of 1996. The foregoing sentence is a forward looking statement based on current production information; actual results for the last quarter of 1996 may differ from projected results if production from such development wells does not continue at current levels.

     Crude oil prices increased during the first nine months of 1996 compared to the same period in 1995 and are continuing to remain strong into the fourth quarter of 1996. The posted price for the Company's crude oil averaged $19.61 for the nine months ended September 30, 1996, a 10% increase over the average posted price of $17.87 experienced in the first nine months of 1995. The price per barrel received by the Company is adjusted for the quality of the crude oil and is generally lower than the posted price. The crude oil prices received by the Company during 1996 increased more significantly than the average posted price because the

Company amended its marketing arrangements for the sale of substantially all of its crude oil during 1995 and again in March 1996, to improve the price and resultant revenues it receives for its crude oil.

     The price for the Company's natural gas, including hedging gains and losses, increased during the nine months ended September 30, 1996 compared to the same period in 1995 due to the colder winter season across the United States in 1996 and increased heating needs. Natural gas prices are continuing to remain strong into the fourth quarter of 1996.

     Production revenues for the nine months ended September 30, 1996 included crude oil hedging losses of $2.6 million ($1.41 per Bbl) compared to the hedging losses of $515,000 ($0.32 per Bbl) for the same period in 1995. Production revenues in 1996 also included natural gas hedging losses of $1.2 million ($0.25 per Mcf) compared with natural gas hedging gains of $791,000 ($0.15 per Mcf) for the same period in 1995. Production revenues for the three months ended September 30, 1996 included crude oil hedging losses of $1,271,000 ($2.05 per Bbl) compared to breakeven hedging losses for the same period in 1995. The third quarter of 1996 production revenues also include natural gas hedging losses of $139,000 ($0.08 per Mcf) compared to natural gas hedging gains in 1995 of $607,000 ($0.34 per Mcf). Additionally, the Company has entered into certain arrangements which fix a minimum West Texas Intermediate ("WTI") price of $17.00 and a maximum WTI price of $18.28 per barrel on 3,500 barrels per day of production for the period October 1, 1996 through December 31, 1996 and a minimum WTI price per barrel of $18.00 and a maximum WTI price of $21.30 for 4,000 barrels of oil production per day for the period January 1, 1997 through June 30, 1997. The Company also has 310,000 Mmbtu of natural gas production hedged for the month of October 1996, at an average price of $2.03 per Mmbtu. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for WTI on the NYMEX for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas.

     Interest and other income increased to $541,000 in the first nine months of 1996 from $67,000 in 1995 primarily due to $472,000 of interest earned during 1996 on the receivable from the sale of the marketing and pipeline segment of operations.

     Expenses. Production expenses were $10.2 million for the first nine months of 1996 compared to $9.4 million for the first nine months of 1995 and $3.4 million for the third quarter of 1996 compared to $3.2 million for the same period in 1995. These increases primarily reflect additional production volumes. On a BOE basis, production costs increased to $3.86 per BOE in 1996 compared to $3.78 per BOE in 1995 for the nine month periods and $3.80 per BOE in 1996 and $3.77 per BOE in 1995 for the three month periods, primarily due to an increase of $.18 and $.24, respectively, per BOE in production taxes as a result of higher oil and gas prices.

     General and administrative costs increased 17% between the comparable nine month periods from $4.3 million in 1995 to $5.1 million in 1996, and 37% between the three month period from $1.3 million in 1995 to $1.8 million in 1996, primarily due to staff additions to handle the increased drilling and recompletion activity.

     Interest expense increased 6% to $6.3 million in the first nine months of 1996 from $5.9 million in the same period of 1995 due to higher borrowing levels during the first three months of 1996 as compared to 1995.

     Depletion and depreciation expense increased 7% to $12.0 million for the nine months ended September 30, 1996 from $11.3 million in 1995. Depletion and depreciation expense increased 5% to $4.2 million for the three months ended September 30, 1996 as compared to $4.0 million for the comparable period in 1995. These increases are primarily the result of increased production volumes. The depletion rate per BOE in 1996 increased to $4.54 versus $4.53 for the comparable nine month period in 1995.

     The Company's net earnings for the three and nine months ended September 30, 1996 were $1.3 million and $3.5 million, respectively, as compared to net losses of $(34,000) and $(192,000), respectively, for the same periods in 1995 for the reasons discussed above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

          10.1  Third Amended and Restated Credit Agreement
          11    Statement re computation of per share earnings
          27    Financial Data Schedule

     (B) REPORTS ON FORM 8-K

        None

                               COHO ENERGY, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COHO ENERGY, INC.
                                            (Registrant)

                                            By           JEFFREY CLARKE

                                               ---------------------------------
                                                       Jefffrey Clarke
                                               (Chairman, President, and Chief
                                                     Executive Officer)

                                            By       EDDIE M. LEBLANC, III

                                               ---------------------------------
                                                    Eddie M. LeBlanc, III
                                                (Sr. Vice President and Chief
                                                     Financial Officer)

Date: November 14, 1996

                               INDEX TO EXHIBITS



                                                                        PAGE NO.

10.1     Third Amended and Restated Credit Agreement  . . . . . . . . .

11       Statement re computation of per share earnings . . . . . . . .

27       Financial Data Schedule  . . . . . . . . . . . . . . . . . . .