Form 10-Q
period 1997-03-31
COHO ENERGY INC
filed 1997-05-15
CIK 908797

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: March 31, 1997
                                     OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from             to
                                           .
                        Commission File No.: 0-22576

                               COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                         75-2488635
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)
        14785 PRESTON ROAD, SUITE 860
                  DALLAS, TX                                        75240
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                OUTSTANDING AT MAY 5, 1997
                    -----                                --------------------------
         Common Stock, $.01 Par Value                            20,385,793

================================================================================

                                     INDEX

                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets -- December 31, 1996
                     and March 31, 1997........................................     1
                   Condensed Consolidated Statements of Earnings -- three
                     months ended March 31, 1996 and 1997......................     2
                   Condensed Consolidated Statements of Cash Flows -- three
                     months ended March 31, 1996 and 1997......................     3
                   Notes to Condensed Consolidated Financial Statements........   4-5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................   6-8
          Item 3.  Quantitative and Qualitative Disclosures about Market
                     Risk......................................................     8
PART II.  OTHER INFORMATION....................................................     9
          Item 1.  Legal Proceedings...........................................     9
          Item 2.  Changes in Securities.......................................     9
          Item 3.  Defaults Upon Senior Securities.............................     9
          Item 4.  Submission of Matters to a Vote of Security Holders.........     9
          Item 5.  Other Information...........................................     9
          Item 6.  Exhibits and Reports on Form 8-K............................     9
          Signatures...........................................................    10
          Index to Exhibits....................................................    11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1996          1997
                                                              ------------   -----------
                                                                             (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents.................................    $  1,864      $  1,185
  Accounts receivable, principally trade....................      11,884         8,366
  Deferred income taxes.....................................         913           913
  Investment in marketable securities.......................       1,962         1,983
  Other current assets......................................         995           745
                                                                  17,618        13,192
PROPERTY AND EQUIPMENT, at cost net of accumulated depletion and depreciation, based on full cost accounting method
  (note 2)..................................................     210,212       217,397
OTHER ASSETS................................................       2,211         2,121
                                                                --------      --------
                                                                $230,041      $232,710
                                                                ========      ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, principally trade.......................    $  5,752      $  4,786
  Accrued liabilities and other payables....................       5,043         5,557
  Current portion of long term debt.........................         161            95
                                                                --------      --------
                                                                  10,956        10,438
LONG TERM DEBT excluding current portion....................     122,777       122,314
DEFERRED INCOME TAXES.......................................      14,842        16,220
                                                                --------      --------
                                                                 148,575       148,972
                                                                --------      --------
COMMITMENTS AND CONTINGENCIES (note 4)

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share Authorized
     10,000,000 shares, none issued.........................          --            --
  Common stock, par value $0.01 per share Authorized
     50,000,000 shares Issued 20,375,126 shares.............         203           204
  Additional paid-in capital................................      83,516        83,683
  Retained earnings (deficit)...............................      (2,253)         (149)
                                                                --------      --------
  Total shareholders' equity................................      81,466        83,738
                                                                --------      --------
                                                                $230,041      $232,710
                                                                ========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                               MARCH 31
                                          ------------------
                                           1996       1997
                                          -------    -------
OPERATING REVENUES
Net crude oil and natural gas
  production............................  $12,367    $15,536
OPERATING EXPENSES
  Crude oil and natural gas
     production.........................    2,830      3,080
  Taxes on crude oil and natural gas
     production.........................      597        540
  General and administrative............    1,459      1,776
  Depletion and depreciation............    3,905      4,536
                                          -------    -------
          Total operating expenses......    8,791      9,932
                                          -------    -------
OPERATING INCOME........................    3,576      5,604
                                          -------    -------
OTHER INCOME AND EXPENSES
  Interest and other income.............      477        193
  Interest expense......................   (2,312)    (2,291)
                                          -------    -------
                                           (1,835)    (2,098)
                                          -------    -------
EARNINGS (LOSS) FROM OPERATIONS BEFORE
  INCOME TAXES..........................    1,741      3,506
INCOME TAXES EXPENSE....................      706      1,402
                                          -------    -------
NET EARNINGS (LOSS) APPLICABLE TO COMMON
  STOCK.................................  $ 1,035    $ 2,104
                                          =======    =======
EARNINGS (LOSS) PER COMMON SHARE (note
  3)....................................  $   .05    $   .10
                                          =======    =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                               1996        1997
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings..............................................  $ 1,035    $  2,104
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depletion and depreciation.............................    3,905       4,536
     Deferred income taxes..................................      658       1,378
     Amortization of debt issue costs and other items.......      236         137
  Changes in operating assets and liabilities:
     Accounts receivable and other assets...................   (2,598)      3,769
     Accounts payable and accrued liabilities...............    2,348      (3,729)
     Investment in marketable securities....................       --         (21)
                                                              -------    --------
Net cash provided by operating activities...................    5,584       8,174
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment....................................   (7,240)    (11,721)
  Changes in accounts payable and accrued liabilities
     related to exploration and development.................     (622)      3,277
                                                              -------    --------
Net cash used in investing activities.......................   (7,862)     (8,444)
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long term debt................................    5,500       3,500
  Repayment of long term debt...............................   (3,566)     (4,077)
  Proceeds from exercised stock options.....................       --         168
                                                              -------    --------
Net cash provided by (used in) financing activities.........    1,934        (409)
                                                              -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (344)       (679)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,430       1,864
                                                              -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 1,086    $  1,185
                                                              =======    ========
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest..................................................  $ 2,812    $  2,213
  Income taxes..............................................  $    83    $    639

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  General

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, that are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,   MARCH 31,
                                                                  1996         1997
                                                              ------------   ---------
Crude oil and natural gas leases and rights including
  exploration, development and equipment thereon, at cost...   $ 328,836     $ 340,557
Accumulated depletion and depreciation......................    (118,624)     (123,160)
                                                               ---------     ---------
                                                               $ 210,212     $ 217,397
                                                               =========     =========

     Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $583,000 and $830,000 for the three months ended March 31, 1996 and 1997, respectively.

     During the three months ended March 31, 1996 and 1997, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     At December 31, 1996 and March 31, 1997, unproved crude oil and natural gas properties totalling $8,284,000 and $8,635,000, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

3. EARNINGS PER SHARE

     Earnings per share have been calculated based on the weighted average number of shares outstanding (including common stock plus, when their effect is dilutive, common stock equivalents consisting of stock options) for the three months ended March 31, 1996 and 1997 of 20,230,915 and 20,917,219, respectively.

4. COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various legal proceedings and claims which arise in the normal course of business. Based on discussions with legal counsel, the Company does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial position; however, an unfavorable outcome could have a material adverse effect on the current year results.

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

     The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil production. Gains and losses on these transactions are recorded in earnings when the future production sale occurs. The Company has hedged 4,000 barrels of crude oil production per day through June 30, 1997 which fixes a minimum West Texas Intermediate ("WTI") price per barrel of $18.00 and a maximum WTI price per barrel of $21.30.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

  General

     The Company seeks to acquire controlling interests in underdeveloped oil and gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development/delineation drilling, including high-angle and horizontal drilling, multi-zone completions, recompletions, enhancement of production facilities and secondary recovery projects. During the three months ended March 31, 1997, 71% of production revenues were attributable to the sale of crude oil and the remaining 29% were derived from natural gas. These percentages are consistent with the quarter ended March 31, 1996.

     The Company increased its crude oil and natural gas production in the first three months of 1997 as a result of ongoing development activities on its existing properties in Mississippi. Average net daily barrel of oil equivalent ("BOE") production was 9,974 BOE for the three months ended March 31, 1997 as compared to 9,590 BOE for the same period in 1996. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

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

  Liquidity and Capital Resources

     Capital Sources. For the three months ended March 31, 1997, cash flow generated from operating activities was $8.2 million compared with $5.8 million for the same period in 1996. A price increase of 21% for crude oil and 27% for natural gas and a 4% BOE production increase for the three months ended March 31, 1997, compared to the same period in 1996, are the major factors contributing to this increase. See "Results of Operations" for a discussion of improved operating results.

     At March 31, 1997, the Company had working capital of $2.8 million, primarily due to investments in marketable securities.

     As of March 31, 1997, the amount available to the Company ("Borrowing Base") under its revolving credit facility (the "Restated Credit Agreement") is $150 million, with an additional $20 million immediately available to the Company to provide bridge financing for acquisitions. Outstanding advances under the Restated Credit Agreement at March 31, 1997 were $120 million, all of which are classified as long term. The Company also had letters of credit aggregating $2.3 million outstanding under the Restated Credit Agreement as of March 31, 1997, to secure promissory notes issued in August 1995 relating to the acquisition of the Brookhaven field in Mississippi, leaving $27.7 million available under the facility at March 31, 1997. The Restated Credit Agreement permits advances and repayments until January 1, 2000, at which time the loan converts to a non-revolver term facility that requires quarterly principal repayments until the loan is fully repaid in 2003.

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

     Capital Expenditures. During the first three months of 1997, the Company incurred capital expenditures of $11.7 million compared with $7.2 million for the first three months of 1996. The capital expenditures incurred during the first three months of 1997 were largely in connection with the continuing development efforts on existing wells in the Company's Laurel, Martinville, Soso and Brookhaven fields. In addition during the first three months of 1997, the Company was in various stages of drilling eight wells, one in the Laurel field, one in the Martinville field, one in the Soso field, two in the Brookhaven field and three in the Monroe field. General and administrative costs directly associated with the Company's exploration and development activities were $830,000 for the first three months of 1997, compared with $583,000 for the first three months of 1996, and are included in total capital expenditures.

     The Company has no material capital commitments and is consequently able to adjust the level of its expenditures as circumstances warrant.

  Results of Operations

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                              ------------------------------
                                                                 1996               1997
                                                              -----------        -----------
                                                              (IN THOUSANDS, EXCEPT PER DAY,
                                                                PER BBL AND PER MCF DATA)
SELECTED OPERATING DATA
Production
  Crude Oil (Bbl/day).......................................        6,609              6,724
  Natural Gas (Mcf/day).....................................       17,884             19,499
  BOE (Bbl/day).............................................        9,590              9,974
Average Sales Prices
  Crude Oil.................................................      $ 15.16            $ 18.35
  Natural Gas...............................................      $  1.99            $  2.53
Other
  Production costs per BOE(1)...............................      $  3.93            $  4.03
  Depletion per BOE.........................................      $  4.47            $  5.05
Revenues
  Production revenues
     Crude Oil..............................................      $ 9,121            $11,101
     Natural Gas............................................        3,246              4,435
                                                                  -------            -------
                                                                  $12,367            $15,536
                                                                  =======            =======

---------------

(1) Includes lease operating expenses and production taxes.

     Operating Revenues. During the first three months of 1997, production revenues increased 26% to $15.5 million as compared to $12.4 million for the same period in 1996 (including hedging gains and losses discussed below). This increase was principally due to an 8% increase in natural gas production, a 21% increase in crude oil prices received and a 27% increase in natural gas prices received.

     The 8% increase in natural gas production is primarily a result of the continued positive response from the Company's development efforts in the Martinville field. Crude oil production increased slightly during the first quarter of 1997 compared to the same quarter in 1996. Significant production increases were made in the Martinville, Soso and Brookhaven fields, with production increasing by 135%, 61% and 52%, respectively. These production increases were offset by production decreases in the Summerland and Laurel fields due to the unusually high frequency of weather related power outages and mechanical problems during the first quarter of 1997. In addition, the Summerland field is experiencing normal production declines due to the maturity of the field.

     Crude oil prices increased during the first quarter of 1997 compared to the same period in 1996 due to the strong demand for crude oil. The posted price for the Company's crude oil averaged $20.98 for the three months ended March 31, 1997, a 16% increase over the average posted price of $18.04 experienced in the first quarter of 1996. The price per barrel received by the Company is adjusted for the quality of the crude oil and is generally lower than the posted price.

     The price for the Company's natural gas, including hedging gains and losses, increased 27% from $1.99 in the first three months of 1996 to $2.53 in the first three months of 1997, due to increased heating needs during the winter season and an overall tightening of supply and demand in the market.

     Production revenues for the three months ended March 31, 1997 included crude oil hedging losses of $396,000 ($0.65 per Bbl) compared to hedging losses of $380,000 ($0.63 per Bbl) for the same period in 1996. Production revenues for the 1997 period also included hedging gains on natural gas of $87,000 ($0.05 per Mcf) compared with natural gas losses of $708,000 ($0.44 per Mcf) during the same period in 1996. Additionally, the Company has entered into certain arrangements which fix a minimum WTI price per barrel of $18.00 and a maximum WTI price per barrel of $21.30 for 4,000 barrels of production per day through June 30, 1997. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for WTI on the New York Mercantile Exchange for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas.

     Interest and other income decreased to $193,000 in 1997 from $477,000 in 1996 primarily due to $457,000 of interest earned during the first quarter of 1996 on the receivable from the sale of the marketing and pipeline segment of operations, partially offset by $137,000 of interest received during the first quarter of 1997 on a federal tax refund.

     Expenses. Production expenses (including production taxes) were $3.6 million for the first three months of 1997 compared to $3.4 million for the first three months of 1996. On a BOE basis, production costs increased slightly to $4.03 per Bbl in 1997 compared to $3.93 per Bbl in 1996. This increase is due to additional production volumes and a 6% increase per BOE in operating expenses reduced by a 12% decrease per BOE in production taxes.

     General and administrative costs increased to $1.8 million in 1997 from $1.5 million in 1996. This increase is primarily due to increased personnel costs due to staff additions in the Dallas office made throughout 1996 to handle the increased capital spending activities in Mississippi.

     Depletion and depreciation increased 16% to $4.5 million for the three months ended March 31, 1997 from $3.9 million in the same period in 1996. This increase primarily is a result of increased production volumes and an increased rate per BOE, which increased to $5.05 versus $4.47 for the comparable period in 1996.

     The Company's net earnings for the first three months of 1997 were $2,104,000 as compared to $1,035,000 for the same period in 1996 for the reasons discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     None

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

          10.1             -- First Amendment to Employment Agreement dated as of March
                              17, 1997, by and between Anne Marie O'Gorman and Coho
                              Energy, Inc.
          10.2             -- Second Amendment to Employment Agreement dated as of
                              March 17, 1997, by and among Jeffrey Clarke and Coho
                              Energy, Inc.
          10.3             -- Second Amendment to Employment Agreement dated as of
                              March 17, 1997, by and among R. M. Pearce and Coho
                              Energy, Inc.
          10.4             -- Second Amendment to Employment Agreement dated as of
                              March 17, 1997, by and among Eddie M. LeBlanc and Coho
                              Energy, Inc.
          27               -- Financial Data Schedule

     (B) REPORTS ON FORM 8-K

     None

                               COHO ENERGY, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COHO ENERGY, INC.
                                             (Registrant)

Date: May 15, 1997

                                            By:      /s/ Jeffrey Clarke
                                              ----------------------------------
                                                        Jeffrey Clarke
                                                  (Chairman, President, and
                                                   Chief Executive Officer)

                                            By:            /s/ Eddie M. LeBlanc,
                                                III
                                              ----------------------------------
                                                    Eddie M. LeBlanc, III
                                                   (Sr. Vice President and
                                                   Chief Financial Officer)

                               INDEX TO EXHIBITS




                                                                                  PAGE NO.:
                                                                                  ---------

 10.1       First Amendment to Employment Agreement dated as of March 17, 1997,       12
            by and between Anne Marie O'Gorman and Coho Energy, Inc.

 10.2       Second Amendment to Employment Agreement dated as of March 17,            18
            1997, by and among Jeffrey Clarke and Coho Energy, Inc.

 10.3       Second Amendment to Employment Agreement dated as of March 17,            24
            1997, by and among R. M. Pearce and Coho Energy, Inc.

 10.4       Second Amendment to Employment Agreement dated as of March 17,            30
            1997, by and among Eddie M. LeBlanc and Coho Energy, Inc.


 27         Financial Data Schedule                                                   36