Form 10-Q
period 1997-06-30
COHO ENERGY INC
filed 1997-08-14
CIK 908797

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1997

                                 OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from           to           .

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

                              Yes  X       No  ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                           OUTSTANDING AT AUGUST 1, 1997
                  -----                           -----------------------------
      Common Shares, $.01 par value                         20,464,630

================================================================================

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -- December 31, 1996
          and June 30, 1997...........................................     1
          Condensed Consolidated Statements of Operations -- three and
          six months ended June 30, 1996 and 1997.....................     2
          Condensed Consolidated Statements of Cash Flows -- six
          months ended June 30, 1996 and 1997.........................     3
          Notes to Condensed Consolidated Financial Statements........   4-5
          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   6-9

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings..................................    10
          Item 2.  Changes in Securities..............................    10
          Item 3.  Defaults Upon Senior Securities....................    10
          Item 4.  Submission of Matters to a Vote
                   of Security Holders................................    10
          Item 5.  Other Information..................................    10
          Item 6.  Exhibits and Reports on Form 8-K...................    10
          Signatures..................................................    11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                       DECEMBER 31,     JUNE 30,
                                                                           1996           1997
                                                                       ------------    -----------
                                                                                       (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents..........................................    $  1,864       $     936
  Accounts receivable, principally trade.............................      11,884           7,908
  Deferred income taxes..............................................         913             913
  Investment in marketable securities................................       1,962              --
  Other current assets...............................................         995           1,002
                                                                       ------------    -----------
                                                                           17,618          10,759
PROPERTY AND EQUIPMENT, at cost net of accumulated depletion and
  depreciation, based on full cost accounting method (note 2)........     210,212         234,545
OTHER ASSETS.........................................................       2,211           1,980
                                                                       ------------    -----------
                                                                         $230,041       $ 247,284
                                                                       ==========       =========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, principally trade................................    $  5,752       $   7,167
  Accrued liabilities and other payables.............................       5,043           5,649
  Current portion of long term debt..................................         161              61
                                                                       ------------    -----------
                                                                           10,956          12,877
LONG TERM DEBT excluding current portion.............................     122,777         132,350
DEFERRED INCOME TAXES................................................      14,842          16,829
                                                                       ------------    -----------
                                                                          148,575         162,056
                                                                       ------------    -----------
COMMITMENTS AND CONTINGENCIES (note 4)
SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share
     Authorized 10,000,000 shares, none issued.......................          --              --
  Common stock, par value $0.01 per share
     Authorized 50,000,000 shares
     Issued 20,443,899 shares........................................         203             204
  Additional paid-in capital.........................................      83,516          84,092
  Retained earnings (deficit)........................................      (2,253)            932
                                                                       ------------    -----------
  Total shareholders' equity.........................................      81,466          85,228
                                                                       ------------    -----------
                                                                         $230,041       $ 247,284
                                                                       ==========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          SIX MONTHS ENDED     THREE MONTHS ENDED
                                                              JUNE 30               JUNE 30
                                                         ------------------    ------------------
                                                          1996       1997       1996       1997
                                                         -------    -------    -------    -------
OPERATING REVENUES
  Net crude oil and natural gas production.............. $25,305    $29,521    $12,938    $13,985
                                                         -------    -------    -------    -------
OPERATING EXPENSES
  Crude oil and natural gas production..................   5,541      6,113      2,711      3,033
  Taxes on crude oil and natural gas production.........   1,266      1,070        669        530
  General and administrative............................   3,299      3,623      1,840      1,847
  Depletion and depreciation............................   7,885      8,960      3,980      4,424
                                                         -------    -------    -------    -------
          Total operating expenses......................  17,991     19,766      9,200      9,834
                                                         -------    -------    -------    -------
OPERATING INCOME........................................   7,314      9,755      3,738      4,151
                                                         -------    -------    -------    -------
OTHER INCOME AND EXPENSES
  Interest and other income (expense)...................     510        149         33        (44)
  Interest expense......................................  (4,233)    (4,682)    (1,921)    (2,391)
                                                         -------    -------    -------    -------
                                                          (3,723)    (4,533)    (1,888)    (2,435)
                                                         -------    -------    -------    -------
EARNINGS FROM OPERATIONS BEFORE INCOME TAXES............   3,591      5,222      1,850      1,716
INCOME TAX PROVISION....................................   1,453      2,037        747        635
                                                         -------    -------    -------    -------
NET EARNINGS............................................ $ 2,138    $ 3,185    $ 1,103    $ 1,081
                                                         =======    =======    =======    =======
EARNINGS PER COMMON SHARE (note 3)...................... $  0.11    $  0.15    $  0.06    $  0.05
                                                         =======    =======    =======    =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings.........................................................  $  2,138     $  3,185
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depletion and depreciation........................................     7,885        8,960
     Deferred income taxes.............................................     1,345        1,987
     Amortization of debt issue costs and other items..................       425          275
  Changes in operating assets and liabilities:
     Accounts receivable and other assets..............................    (2,265)       4,019
     Accounts payable and accrued liabilities..........................       801       (3,067)
     Investment in marketable securities...............................        --        1,962
                                                                         --------     --------
          Net cash provided by operating activities....................    10,329       17,321
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment...............................................   (24,199)     (33,294)
  Changes in accounts payable and accrued liabilities related to
     exploration and development.......................................     2,903        5,089
  Net proceeds from sale of marketing and transportation operations....    21,509           --
                                                                         --------     --------
          Net cash provided by (used in) investing activities..........       213      (28,205)
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long term debt...........................................    15,107       17,000
  Repayment on long term debt..........................................   (26,706)      (7,621)
  Proceeds from exercise of stock options..............................        36          577
                                                                         --------     --------
          Net cash provided by (used in) financing activities..........   (11,563)       9,956
                                                                         --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................    (1,021)        (928)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................     1,430        1,864
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................  $    409     $    936
                                                                         ========     ========
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest.............................................................  $  4,600     $  4,312
  Income taxes.........................................................  $    533     $    639

     See accompanying Notes to Condensed Consolidated Financial Statements

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

GENERAL

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. PROPERTY AND EQUIPMENT

                                                                  DECEMBER 31,     JUNE 30,
                                                                      1996           1997
                                                                  ------------     ---------
    Crude oil and natural gas leases and rights including
      exploration, development and equipment thereon, at cost...   $  328,836      $ 362,129
    Accumulated depletion and depreciation......................     (118,624)      (127,584)
                                                                  ------------     ---------
                                                                   $  210,212      $ 234,545
                                                                   ==========      =========

     Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $1,201,000 and $1,454,000 for the six months ended June 30, 1996 and 1997, respectively.

     During the six months ended June 30, 1996 and 1997, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     At December 31, 1996 and June 30, 1997, unproved crude oil and natural gas properties totalling $8,284,000 and $6,166,000, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

3. EARNINGS PER SHARE

     Earnings per share have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options) for the six months ended June 30, 1996 and 1997, of 20,336,803 and 20,991,484, respectively, and for the three months ended June 30, 1996 and 1997, of 20,417,772 and 21,078,544, respectively.

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

water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. The Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position; however, an unfavorable outcome could have a material adverse effect on the current year results.

     The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these transactions are recorded in operating revenues when the future production sale occurs. The Company has 920,000 Mmbtu of natural gas production hedged over the period from July through September 1997, at an average price of $2.35 per Mmbtu. The Company has also entered into certain arrangements which fix a minimum West Texas Intermediate ("WTI") price per barrel of $19.00 and a maximum WTI price of $23.90 for 4,000 barrels of oil production per day through December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

     The Company seeks to acquire controlling interests in underdeveloped oil and gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. During the six months ended June 30, 1997, 74% of production revenues were attributable to the sale of crude oil and the remaining 26% were derived from natural gas as compared to 75% from crude oil sales and 25% from natural gas sales during the first half of 1996.

     The Company increased its crude oil production in the first six months of 1997 as a result of ongoing development activities on its existing properties in Mississippi. Average net daily barrel of oil equivalent ("BOE") production was 10,348 BOE for the six months ended June 30, 1997 as compared to 9,602 BOE for the same period in 1996. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the six months ended June 30, 1997, cash flow generated from operating activities was $17.3 million compared with $10.3 million for the same period in 1996. Production increases of 7% and 9% in crude oil and natural gas, respectively, for the six months ended June 30, 1997, compared to the same period in 1996 and price increases of 8% and 11% for crude oil and natural gas, respectively, realized in 1997 are the major factors contributing to this increase. See results of operations for a discussion of operating results.

     At June 30, 1997, the Company had a working capital deficit of $2.1 million primarily due to current payables associated with drilling and recompletion activity which will be funded with cash flow from operations and borrowings under the revolving credit facility.

     As of June 30, 1997, the amount available to the Company ("Borrowing Base") under its revolving credit facility (the "Restated Credit Agreement") was $150 million, with an additional $20 million immediately available to the Company to provide bridge financing for acquisitions. Outstanding advances under the Restated Credit Agreement at June 30, 1997 were $130 million, all of which was classified as long term. The Company also had letters of credit aggregating $2.3 million outstanding under the Restated Credit Agreement as of June 30, 1997, to secure promissory notes issued in August 1995 relating to the acquisition of the Brookhaven field in Mississippi, leaving $17.7 million available under the facility at June 30, 1997. The Restated Credit Agreement permits advances and repayments until January 1, 2000, at which time the loan converts to a term facility that requires quarterly principal repayments until the loan is fully repaid in 2003.

     The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($65 million plus 50% of consolidated net income beginning in 1994), (ii) maintenance of minimum ratios of cash flow to interest expense (2.5 : 1) as well as current assets (including unused Borrowing Base) to current liabilities (1:1), (iii) limitations on the Company's ability to incur additional debt and
(iv) restrictions on the payment of dividends.

     Capital Expenditures. During the first six months of 1997, the Company incurred capital expenditures of $33.3 million compared with $24.2 million for the first six months of 1996. The capital expenditures incurred during the first six months of 1997 were largely in connection with the continuing development efforts, including recompletions, workovers and waterfloods, on existing wells in the Company's Brookhaven, Laurel, Martinville and Soso fields. In addition during the first six months of 1997, the Company drilled fifteen wells as follows: three producing oil wells in the Laurel field, one producing oil well and one dryhole in the Martinville field, one producing oil well in the Soso field, two producing oil wells and one producing gas well in the Brookhaven field, five producing gas wells in the Monroe field and one producing offshore gas well in the North Padre field. The Company also had four drilling wells at June 30, 1997, one in each of the Brookhaven, Martinville, Laurel and North Padre fields. General and administrative costs directly associated with the Company's exploration and development activities were $1.5 million for the first six months of 1997, compared with $1.2 million for the first six months of 1996, and are included in total capital expenditures.

     In June 1997, the Board of Directors approved a $10 million increase in the 1997 capital expenditure program to a total of $54 million.

     The Company has no material capital commitments and is consequently able to adjust the level of its expenditures as circumstances warrant.

RESULTS OF OPERATIONS

  Selected Operating Data

                                                       SIX MONTHS ENDED     THREE MONTHS ENDED
                                                           JUNE 30               JUNE 30
                                                      ------------------    ------------------
                                                       1996       1997       1996       1997
                                                      -------    -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT PER DAY,
                                                             PER BBL AND PER MCF DATA)
Production
  Crude Oil (Bbl/day)...............................    6,612      7,084      6,615      7,439
  Natural Gas (Mcf/day).............................   17,938     19,583     17,992     19,665
  BOE (Bbl/day).....................................    9,602     10,348      9,614     10,717
Average Sales Prices
  Crude Oil per Bbl.................................  $ 15.71    $ 17.03    $ 16.25    $ 15.85
  Natural Gas per Mcf...............................  $  1.96    $  2.17    $  1.93    $  1.82
Other
  Production costs per BOE(1).......................  $  3.90    $  3.83    $  3.86    $  3.65
  Depletion per BOE.................................  $  4.51    $  4.80    $  4.55    $  4.56
Revenues
  Production revenues
     Crude Oil......................................  $18,902    $21,826    $ 9,781    $10,725
     Natural Gas....................................    6,403      7,695      3,157      3,260
                                                      -------    -------    -------    -------
                                                      $25,305    $29,521    $12,938    $13,985
                                                      =======    =======    =======    =======

---------------

(1) Includes lease operating expenses and production taxes.

     Operating Revenues. During the first six months of 1997, production revenues increased 17% to $29.5 million as compared to $25.3 million for the same period in 1996. This increase was principally due to a 7% increase in crude oil production, a 9% increase in natural gas production, and increases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 8% and 11%, respectively. For the three months ended June 30, 1997, production revenue increased 8% to $14.0 million as compared to $12.9 million for the same period in 1996. This increase was principally due to a 12% increase in crude oil production and a 9% increase in natural gas production. The increased revenue from production increases was partially offset by decreases in the prices received for crude oil and natural gas of 2% and 6%, respectively.

     The 9% increase in daily natural gas production is primarily a result of the continued positive response from the Company's development efforts in the Martinville and Brookhaven fields. The 7% increase in daily crude oil production during the first half of 1997 is due to significant production increases made in the Martinville, Soso and Brookhaven fields, with production increasing by 201%, 49% and 81%, respectively. These production increases were offset by production decreases in the Summerland and Laurel fields due to the unusually high frequency of weather-related power outages and mechanical problems during the first quarter of 1997. In addition, the Summerland field is experiencing normal production declines due to the maturity of the field.

     Average crude oil prices increased during the first half of 1997 compared to the same period in 1996 due to the strong demand for crude oil and higher oil prices in the first quarter of 1997 as compared to the first quarter of 1996. The effect of higher first quarter prices was partially offset by lower oil prices in the second quarter of 1997 as compared to the same quarter in 1996 due to a softening in the market demand. The posted price for the Company's crude oil averaged $19.35 for the six months ended June 30, 1997, a 2% increase over the average posted price of $19.04 experienced in the first six months of 1996. The price per barrel received by the Company is adjusted for the quality of the crude oil and is generally lower than the posted price.

     The price for the Company's natural gas, including hedging gains and losses, increased 11% from $1.96 in the first six months of 1996 to $2.17 in the first six months of 1997, due to increased heating needs during the winter season and an overall tightening of supply and demand in the market. Natural gas prices also softened in the second quarter of 1997 so the effect of the higher gas prices received in the first quarter of 1997 as compared to first quarter of 1996 was partially offset by lower natural gas prices in the second quarter of 1997 as compared to the same quarter in 1996.

     Production revenues for the six months ended June 30, 1997 included crude oil hedging losses of $396,000 ($.31 per Bbl) compared to the hedging losses of $1.3 million ($1.09 per Bbl) for the same period in 1996. Production revenues in 1997 also included natural gas hedging gains of $86,000 ($.02 per Mcf) compared with natural gas hedging losses of $1.1 million ($0.33 per Mcf) for the same period in 1996. There were no crude oil or natural gas hedging gains or losses for the three months ended June 30, 1997 compared to crude oil hedging losses of $928,000 ($1.56 per Bbl) and natural gas hedging losses of $372,000 ($0.23 per Mcf) for the same period in 1996. Additionally, the Company has entered into certain arrangements which fix a minimum WTI price per barrel of $19.00 and a maximum WTI price of $23.90 for 4,000 barrels of production per day through December 31, 1997. The Company also has 920,000 Mmbtu of natural gas production hedged over the July through September 1997 period at an average price of $2.35 per Mmbtu. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for WTI on the New York Mercantile Exchange for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas.

     Interest and other income decreased to $149,000 in the first half of 1997 from $510,000 in 1996 primarily due to $472,000 of interest earned during 1996 on the receivable from the sale of the marketing and pipeline segment of operations, partially offset by $137,000 of interest received in the first quarter of 1997 on a federal tax refund.

     Expenses. Production expenses (including production taxes) were $7.2 million for the first six months of 1997 compared to $6.8 million for the first six months of 1996 and $3.6 million for the second quarter of 1997 compared to $3.4 million for the same period in 1996. This increase primarily reflects additional production volumes. On a BOE basis, production costs decreased to $3.83 per BOE in 1997 compared to $3.90 per BOE in 1996 for the six month periods and $3.65 per BOE in 1997 compared to $3.86 per BOE in 1996 for the three month periods.

     General and administrative costs increased 10% between the comparable six month periods from $3.3 million in 1996 to $3.6 million in 1997, primarily due to staff additions to handle the increased drilling and recompletion activity and remained stable at $1.8 million for the comparable three month periods.

     Interest expense increased 24% and 11% for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996, due to higher borrowing levels during 1997 as compared to 1996. The significant increase for the comparative three month periods is due to the $20 million repayment in borrowings in April, 1996 from the proceeds from the sale of the pipeline operations. The borrowing levels increased during the last half of 1996 and the first half of 1997 due to additional borrowings to fund Coho's capital expenditure program.

     Depletion and depreciation expense increased 20% to $9.0 million for the six months ended June 30, 1997 from $7.9 million in 1996. Depletion and depreciation expense increased to $4.4 million for the three months ended June 30, 1997 as compared to $4.0 million for the comparable period in 1996. These increases are primarily the result of increased production volumes and an increased rate per BOE, which increased to $4.80 versus $4.51 for the comparable six month period in 1996 and to $4.56 in 1997 versus $4.55 in 1996 for the comparable three month periods. The depletion and depreciation rate decreased from $5.05 per BOE in the first quarter of 1997 to $4.56 per BOE in the second quarter of 1997 primarily due to significant reserve additions from the exploration success in the Brookhaven field.

     The Company's net earnings for the three and six months ended June 30, 1997 were $1.1 million and $3.2 million, respectively, as compared to net earnings of $1.1 million and $2.1 million, respectively, for the same periods in 1996 for the reasons discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on May 12, 1997, the shareholders approved an amendment to the 1993 Stock Option Plan that increased the number of shares issuable thereunder by 775,000. With respect to the proposal, out of a total of 20,375,126 shares of Common Stock outstanding and entitled to vote, 15,325,712 shares voted "for", 945,010 shares voted "against" and 19,922 shares abstained from voting. There were no broker non-votes with respect to this proposal.

     The shareholders ratified the selection, by the Board of Directors, of the firm of Arthur Andersen LLP as independent auditors for the Company for 1997. With respect to the proposal, out of a total of 20,375,126 shares of Common Stock outstanding and entitled to vote, 16,443,220 voted "for", 22,600 voted "against" and 4,852 shares abstained from voting. There were no broker non-votes with respect to this proposal.

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

                                           COHO ENERGY, INC.
                                             (Registrant)

Date: August 14, 1997
                                            By:     /s/ JEFFREY CLARKE
                                              ----------------------------------
                                                        Jeffrey Clarke
                                                  (Chairman, President, and
                                                   Chief Executive Officer)

                                            By:  /s/ EDDIE M. LEBLANC, III
                                              ----------------------------------
                                                    Eddie M. LeBlanc, III
                                                   (Sr. Vice President and
                                                   Chief Financial Officer)

                               INDEX TO EXHIBITS

      EXHIBIT
        NO.                                        DESCRIPTION
-------------------- ------------------------------------------------------------------------
         27          -- Financial Data Schedule