Form 10-Q
period 1997-09-30
COHO ENERGY INC
filed 1997-11-13
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______.

                         Commission file number 0-22576


                                COHO ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Texas                                     75-2488635
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

14785 Preston Road, Suite 860
Dallas, TX                                         75240
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (972) 774-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                                     No
                  ---                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                Outstanding at November 6, 1997
----------------------------         -------------------------------
Common Stock, $.01 par value                     25,601,012

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets -
                   December 31, 1996 and September 30, 1997...............................................1

                   Condensed Consolidated Statements of Earnings - three and nine months ended September 30, 1996 and 1997...............................................2

                   Condensed Consolidated Statements of Cash Flows - nine months ended September 30, 1996 and 1997......................................................3

                   Notes to Condensed Consolidated Financial Statements.................................4-5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......................................6-10

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................10


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.....................................................................11

          Item 2.  Changes in Securities.................................................................11

          Item 3.  Defaults Upon Senior Securities.......................................................11

          Item 4.  Submission of Matters to a Vote of Security Holders...................................11

          Item 5.  Other Information.....................................................................11

          Item 6.  Exhibits and Reports on Form 8-K......................................................11

          Signatures.....................................................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               DECEMBER 31    SEPTEMBER 30
                                                                                   1996           1997
                                                                               -----------    ----------
                                                                                              (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                 $   1,864      $   1,245
     Accounts receivable, principally trade                                       11,884          8,322
     Deferred income taxes                                                           913            913
     Investment in marketable securities                                           1,962           --
     Other current assets                                                            995          1,011
                                                                               ---------      ---------
                                                                                  17,618         11,491

PROPERTY AND EQUIPMENT, at cost net of accumulated depletion
and depreciation, based on full cost accounting method  (note 2)                 210,212        251,441
OTHER ASSETS                                                                       2,211          2,193
                                                                               ---------      ---------
                                                                               $ 230,041      $ 265,125
                                                                               =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable, principally trade                                       $   5,752      $   7,705
     Accrued liabilities and other payables                                        5,043          8,121
     Current portion of long term debt                                               161             38
                                                                               ---------      ---------
                                                                                  10,956         15,864
LONG TERM DEBT excluding current portion                                         122,777        144,791
DEFERRED INCOME TAXES                                                             14,842         17,699
                                                                               ---------      ---------
                                                                                 148,575        178,354
                                                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES (note 4)

SHAREHOLDERS' EQUITY
     Preferred stock, par value $0.01 per share
         Authorized 10,000,000 shares, none issued                                  --             --
     Common stock, par value $0.01 per share
         Authorized 50,000,000 shares
         Issued and outstanding 20,465,330 shares                                    203            205
     Additional paid-in capital                                                   83,516         84,234
     Retained earnings (deficit)                                                  (2,253)         2,332
                                                                               ---------      ---------
     Total shareholders' equity                                                   81,466         86,771
                                                                               ---------      ---------
                                                                               $ 230,041      $ 265,125
                                                                               =========      =========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                         NINE MONTHS ENDED          THREE MONTHS ENDED
                                                            SEPTEMBER 30               SEPTEMBER 30
                                                       ----------------------      ----------------------
                                                        1996           1997         1996           1997
                                                       --------      --------      --------      --------
OPERATING REVENUES
      Net crude oil and natural gas production         $ 38,857      $ 45,506      $ 13,552      $ 15,985
                                                       --------      --------      --------      --------
OPERATING EXPENSES
     Crude oil and natural gas production                 8,250        10,012         2,709         3,899
     Taxes on crude oil and natural gas production        1,989         1,629           723           559
     General and administrative                           5,079         5,048         1,780         1,425
     Depletion and depreciation                          12,043        14,072         4,158         5,112
                                                       --------      --------      --------      --------
         Total operating expenses                        27,361        30,761         9,370        10,995
                                                       --------      --------      --------      --------
OPERATING INCOME                                         11,496        14,745         4,182         4,990
                                                       --------      --------      --------      --------
OTHER INCOME AND EXPENSES
     Interest and other income                              541           169            31            20
     Interest expense                                    (6,264)       (7,396)       (2,031)       (2,714)
                                                       --------      --------      --------      --------
                                                         (5,723)       (7,227)       (2,000)       (2,694)
                                                       --------      --------      --------      --------
EARNINGS FROM OPERATIONS
     BEFORE INCOME TAXES                                  5,773         7,518         2,182         2,296
INCOME TAX PROVISION                                      2,309         2,932           856           895
                                                       --------      --------      --------      --------
NET EARNINGS                                           $  3,464      $  4,586      $  1,326      $  1,401
                                                       ========      ========      ========      ========
EARNINGS PER COMMON SHARE (note 3)                     $   0.17      $   0.22      $   0.06      $   0.07
                                                       ========      ========      ========      ========






      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                    ----------------------
                                                                                      1996          1997
                                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                   $  3,464      $  4,586
     Adjustments to reconcile net earnings
         to net cash provided by operating activities:
         Depletion and depreciation                                                   12,043        14,072
         Deferred income taxes                                                         2,135         2,857
         Amortization of debt issue costs and other items                                590           390
     Changes in operating assets and liabilities:
         Accounts receivable and other assets                                         (4,091)        3,294
         Accounts payable and accrued liabilities                                        704           935
         Investment in marketable securities                                            --           1,962
                                                                                    --------      --------
Net cash provided by operating activities                                             14,845        28,096
                                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment                                                          (42,334)      (55,302)
     Changes in accounts payable and accrued liabilities related to exploration
     and development                                                                   1,578         4,096
     Net proceeds from sale of marketing and transportation operations                21,531          --
                                                                                    --------      --------
Net cash provided by (used in) investing activities                                  (19,225)      (51,206)
                                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in long term debt                                                       32,460        33,000
     Repayment of long term debt                                                     (28,169)      (11,229)
     Proceeds from exercise of stock options                                             109           720
                                                                                    --------      --------
Net cash provided by (used in) financing activities                                    4,400        22,491
                                                                                    --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      20          (619)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,430         1,864
                                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  1,450      $  1,245
                                                                                    ========      ========

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
         Interest                                                                   $  6,353      $  6,897
         Income taxes                                                               $    443      $    639


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

GENERAL

    The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.  PROPERTY AND EQUIPMENT

                                              December 31,   September 30,
                                                 1996            1997
                                              ------------   -------------
    Crude oil and natural gas leases and rights
     including exploration, development and
     equipment thereon, at cost                $ 328,836      $ 384,136
    Accumulated depletion and depreciation      (118,624)      (132,695)
                                               ---------      ---------
                                               $ 210,212      $ 251,441
                                               =========      =========

    Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $1,764,000 and $2,834,000 for the nine months ended September 30, 1996 and 1997, respectively.

    During the nine months ended September 30, 1996 and 1997, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

    At December 31, 1996 and September 30, 1997, unproved crude oil and natural gas properties totalling $8,284,000 and $11,275,000, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

3.  EARNINGS PER SHARE

    Earnings per share have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options) for the nine months ended September 30, 1996 and 1997, of 20,396,871 and 21,143,059,
respectively, and for the three months ended September 30, 1996 and 1997, of 20,515,179 and 21,409,178, respectively.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


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

    The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these transactions are recorded in operating revenues when the future production sale occurs. The Company has 10,000 million British thermal units ("Mmbtu") of natural gas production per day hedged over the period from October 1997 through March 1998, at a minimum price of $2.70 per Mmbtu and a maximum price of $3.28 per Mmbtu. The Company has also entered into certain arrangements which fix a minimum West Texas Intermediate ("WTI") price per barrel of $19.00 and a maximum WTI price of $23.90 for 4,000 barrels of oil production per day through December 31, 1997.

5.  SUBSEQUENT EVENT

    On October 3, 1997, the Company issued 5 million shares of common stock at $10.50 per share and issued $150 million of 8 7/8% senior subordinated notes due 2007 pursuant to two public offerings with combined estimated net proceeds of $193.6 million. The Company repaid the outstanding borrowings of $144.8 million under the Company's Restated Credit Agreement from the net proceeds. The remaining proceeds and the undrawn balance under the Company's Restated Credit Agreement will be used to fund capital expenditures and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

    The Company seeks to acquire controlling interests in underdeveloped crude oil and natural gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. During the nine months ended September 30, 1997, 74% of production revenues were attributable to the sale of crude oil and the remaining 26% were derived from natural gas as compared to 75% from crude oil sales and 25% from natural gas sales during the same period in 1996.

    The Company increased its crude oil production in the first nine months of 1997 as a result of ongoing development activities on its existing properties in Mississippi. Average net daily barrel of oil equivalent ("BOE") production was 10,904 BOE for the nine months ended September 30, 1997 as compared to 9,672 BOE for the same period in 1996. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

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

LIQUIDITY AND CAPITAL RESOURCES

    Capital Sources. For the nine months ended September 30, 1997, cash flow generated from operating activities was $28.1 million compared with $14.8 million for the same period in 1996. Production increases of 12% and 14% in crude oil and natural gas, respectively, for the nine months ended September 30, 1997, compared to the same period in 1996 and price increases of 3% and 9% for crude oil and natural gas, respectively, realized in 1997 are the major factors contributing to this increase. See "Results of Operations" for a discussion of operating results.

    As of September 30, 1997, the amount available to the Company ("Borrowing Base") under its revolving credit facility (the "Restated Credit Agreement") was $150 million, with an additional $20 million immediately available to the Company to provide bridge financing for acquisitions. Outstanding advances under the Restated Credit Agreement at September 30, 1997 were $144.8 million, all of which are classified as long term. The Restated Credit Agreement permits advances and repayments until January 1, 2000, at which time the loan converts to a term facility that requires quarterly principal repayments until the loan is fully repaid in 2003.

    The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($65 million plus 50% of consolidated net income beginning in 1994), (ii) maintenance of minimum ratios of cash flow to interest expense (2.5 : 1) as well as current assets (including unused Borrowing Base) to current liabilities (1 : 1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends.

    On October 3, 1997, the Company issued 5 million shares of common stock at $10.50 per share and issued $150 million of 8 7/8% senior subordinated notes due 2007 ("Senior Notes") pursuant to two public offerings with combined estimated net proceeds of $193.6 million. The Company repaid the outstanding borrowings of $144.8 million under the Restated Credit Agreement from the net proceeds. The remaining proceeds and the undrawn balance under the Restated Credit Agreement will be used to fund capital expenditures and for general corporate purposes.

    Interest on the Senior Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 1998. The Senior Notes indenture contains certain covenants, including covenants that limit (i) indebtedness, (ii) restricted payments, (iii) issuances and sales of capital stock of restricted subsidiaries, (iv) sale/leaseback transactions,

(v) transactions with affiliates, (vi) liens, (vii) asset sales, (viii) dividends and other payment restrictions affecting restricted subsidiaries and
(ix) mergers and consolidations.

    Capital Expenditures. During the first nine months of 1997, the Company incurred capital expenditures of $55.3 million compared with $42.3 million for the first nine months of 1996. The capital expenditures incurred during the first nine months of 1997 were largely in connection with the continuing development efforts, including recompletions, workovers and waterfloods, on existing wells in the Company's Brookhaven, Laurel, Martinville and Soso fields. In addition, during the first nine months of 1997, the Company drilled twenty three wells as follows: four producing oil wells in the Laurel field, two producing oil wells and one dry hole in the Martinville field, one producing oil well in the Soso field, two producing oil wells and one producing gas well in the Brookhaven field, nine producing gas wells and one dry hole in the Monroe field and two producing offshore gas wells in the North Padre field. The Company also had five drilling wells at September 30, 1997, one in each of the Martinville and Soso fields and three in the Brookhaven field. General and administrative costs directly associated with the Company's exploration and development activities were $2.8 million for the first nine months of 1997, compared with $1.8 million for the first nine months of 1996, and are included in total capital expenditures. The increase in capitalized general and administrative cost is primarily due to increased capitalization of the Company's exploitation department resulting from an increased staff combined with a greater percentage of time allocation of existing staff to meet the requirements of the Company's increased exploration and development activities.

    The Company has no material capital commitments and is consequently able to adjust the level of its expenditures as circumstances warrant.

RESULTS OF OPERATIONS

   Selected Operating Data

                                     NINE MONTHS ENDED       THREE MONTHS ENDED
                                        SEPTEMBER 30             SEPTEMBER 30
                                      ----------------        -----------------
                                      1996        1997        1996         1997
                                      ----        ----        ----         ----
                                            (IN THOUSANDS, EXCEPT PER DAY,
                                               PER BBL AND PER MCF DATA)

Production
   Crude Oil (Bbl/day)                6,658       7,466       6,748       8,219
   Natural Gas (Mcf/day)             18,084      20,628      18,374      22,685
   BOE (Bbl/day)                      9,672      10,904       9,811      12,000

Average Sales Prices
   Crude Oil per Bbl                $ 15.99     $ 16.44     $ 16.53     $ 15.45
   Natural Gas per Mcf              $  1.96     $  2.13     $  1.94     $  2.06

Other
   Production costs per BOE (1)     $  3.86     $  3.91     $  3.80     $  4.04
   Depletion per BOE                $  4.54     $  4.73     $  4.61     $  4.63


Revenues
   Production revenues
       Crude Oil                    $29,167     $33,504     $10,265     $11,678
       Natural Gas                    9,690      12,002       3,287       4,307
                                    -------     -------     -------     -------
                                    $38,857     $45,506     $13,552     $15,985
                                    =======     =======     =======     =======

(1)      Includes lease operating expenses and  production taxes.

    Operating Revenues. During the first nine months of 1997, production revenues increased 17% to $45.5 million as compared to $38.9 million for the same period in 1996. This increase was principally due to a 12% increase in crude oil production, a 14% increase in natural gas production, and increases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 3% and 9%, respectively. For the three months ended September 30, 1997, production revenue increased 18% to $16 million as compared to $13.6 million for the same period in 1996. This increase was principally due to a 22% increase in crude oil production, a 23% increase in natural gas production and a 6% increase in the price received for natural gas partially offset by a 7% decrease in the price received for crude oil.

    The 14% increase in daily natural gas production during the first nine months of 1997 is primarily a result of the continued positive response from the Company's development efforts in the Martinville and Brookhaven fields. The 12% increase in daily crude oil production during the first nine months of 1997 is due to significant production increases made in the Martinville, Soso and Brookhaven fields, with production increasing by 154%, 56% and 86%, respectively. These production increases were partially offset by production decreases in the Summerland and Laurel fields due to the unusually high frequency of weather-related power outages and mechanical problems during the first quarter of 1997. In addition, the Summerland field is experiencing normal production declines due to the maturity of the field.

    Average crude oil prices, including hedging gains and losses, increased during the first nine months of 1997 compared to the same period in 1996 due to the strong demand for crude oil and higher oil prices in the first quarter of 1997 as compared to the first quarter of 1996. The effect of higher first quarter prices was partially offset by lower oil prices in the second and third quarters of 1997 as compared to the same quarters in 1996 due to a softening in the market demand. The posted price for the Company's crude oil averaged $18.61 for the nine months ended September 30, 1997, a 5% decrease from the average posted price of $19.61 experienced in the first nine months of 1996. The price per barrel received by the Company is adjusted for the quality and gravity of the crude oil and is generally lower than the posted price.

    The realized price for the Company's natural gas, including hedging gains and losses, increased 9% from $1.96 in the first nine months of 1996 to $2.13 in the first nine months of 1997, due to increased heating needs during the winter season and an overall tightening of supply in the market. Natural gas prices softened in the second quarter of 1997 so the effect of the higher gas prices received in the first and third quarters of 1997 as compared to first and third quarters of 1996 was partially offset by lower natural gas prices in the second quarter of 1997 as compared to the same quarter in 1996.

    Production revenues for the nine months ended September 30, 1997 included crude oil hedging losses of $396,000 ($.19 per Bbl) compared to hedging losses of $2.6 million ($1.41 per Bbl) for the same period in 1996. Production revenues in 1997 also included natural gas hedging gains of $142,000 ($.03 per Mcf) compared to natural gas hedging losses of $1.2 million ($.25 per Mcf) for the same period in 1996. There were no crude oil hedging gains or losses for the three months ended September 30, 1997 compared to crude oil hedging losses of $1.3 million ($2.05 per Bbl) for the same period in 1996. Production revenues for the third quarter of 1997 included natural gas hedging gains of $56,000 ($.03 per Mcf) compared to natural gas hedging losses of $139,000 ($.08 per Mcf) for the same period in 1996. Additionally, the Company has entered into certain arrangements that fix a minimum WTI price per barrel of $19.00 and a maximum WTI price of $23.90 for 4,000 barrels of production per day through December 31, 1997. The Company also has 10,000 Mmbtu of natural gas production per day hedged from October 1997 through March 1998 at a minimum price of $2.70 per Mmbtu and a maximum price of $3.28 per Mmbtu. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for WTI on the New York Mercantile Exchange for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas.

    Interest and other income decreased to $169,000 in the first nine months of 1997 from $541,000 for the same period in 1996 primarily due to $472,000 of interest earned during 1996 on the receivable from the sale of the marketing and pipeline segment of the Company's operations, partially offset by $137,000 of interest received in the first quarter of 1997 on a federal tax refund.

    Expenses. Production expenses (including production taxes) were $11.6 million for the first nine months of 1997 compared to $10.2 million for the first nine months of 1996 and $4.5 million for the third quarter of 1997 compared to $3.4 million for the same period in 1996. On a BOE basis, production costs increased 1% to $3.91 per BOE in 1997 compared to $3.86 per BOE in 1996 for the nine month periods and increased 6% to $4.04 per BOE in 1997 compared to $3.80 per BOE in 1996 for the three month periods. The increase for the comparable nine month periods is primarily due to additional production volumes. The increase for the comparable three month periods is a result of a $412,000 increase in production expenses associated with the Company's Louisiana gas properties. The increase is primarily due to maintenance and repair work on the gas gathering system and lost gas associated with numerous line leaks and the related repairs. Maintenance and repairs are generally performed during summer months when water levels have receded as the properties are generally underwater during the winter and spring months. Such repair and maintenance costs were higher than normal due to the recent long, wet winter season which increased the occurrences of gathering line damage.

    General and administrative costs remained stable for the first nine months of 1997 as compared to the first nine months of 1996 and decreased 2% from $1.8 million in the third quarter of 1996 to $1.5 million in the third quarter of 1997. The 2% decrease is primarily due to an increase in capitalization of salaries and other general and administrative costs directly associated with the Company's increased exploration and development activities.

    Interest expense increased 34% and 18% for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996, due to higher borrowing levels during 1997 as compared to 1996. The borrowing levels increased throughout 1997 due to additional borrowings to fund Coho's capital expenditure program.

    Depletion and depreciation expense increased 18% to $14.1 million for the nine months ended September 30, 1997 from $12.0 million for the comparable period in 1996. Depletion and depreciation expense increased to $5.1 million for the three months ended September 30, 1997 as compared to $4.2 million for the comparable period in 1996. These increases are primarily the result of increased production volumes and an increased rate per BOE, which increased to $4.73 in 1997 versus $4.54 in 1996 for the comparable nine month periods and to $4.63 in 1997 versus $4.61 in 1996 for the comparable three month periods.

    The Company's net earnings for the three and nine months ended September 30, 1997 were $1.3 million and $4.5 million, respectively, as compared to net earnings of $1.3 million and $3.5 million, respectively, for the same periods in 1996 for the reasons discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

PART II.       OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On October 30, 1997, an amended complaint was filed against Chevron Corp., the Company, and other defendants in the Circuit Court of Hinds County, Mississippi. The complaint names as plaintiffs numerous individuals allegedly owning property or living in or around the Brookhaven field. The complaint alleges personal injury resulting from naturally occurring radioactive materials and pollution of underground water and property damage resulting from the operation of the Brookhaven field prior to the time of ownership by the Company. The complaint also seeks punitive damages and remediation of property. No specific amounts are alleged and the complaint does not specify the property allegedly owned by individual plaintiffs. While the Company is unable to determine with precision any amount of exposure at the early stages of this litigation, the Company believes that these claims will have no material adverse effect on its financial position.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

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


                                COHO ENERGY, INC.
                                  (Registrant)

Date: November 12, 1997
                               By:  /s/ Jeffrey Clarke
                                  -------------------------------
                                        Jeffrey Clarke
                              (Chairman, President, and Chief Executive Officer)

                               By: /s/   Eddie M. LeBlanc,III
                                  -------------------------------
                                         Eddie M. LeBlanc, III
                              (Sr. Vice President and Chief Financial Officer)

                                INDEX TO EXHIBITS



                                                                        PAGE NO.
                                                                        --------


27   Financial Data Schedule.................................................14