Form 10-Q
period 1998-03-31
COHO ENERGY INC
filed 1998-05-14
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______to ________.

                         Commission file number 0-22576


                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


             Texas                                             75-2488635
-------------------------------                         ------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                          Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                                   75240
-------------------------------                         ------------------------
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

                             Yes   X    No
                                ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at May 12, 1998
       -----------------------------              ------------------------------
       Common Stock, $.01 par value                        25,603,512

                                      INDEX




                                                                                                                     PAGE
                                                                                                                     ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Report of Independent Public Accountants..........................................................1

                    Condensed Consolidated Balance Sheets -
                    December 31, 1997 and March 31, 1998..............................................................2

                    Condensed Consolidated Statements of Operations -
                    three months ended March 31, 1997 and 1998....................................................... 3

                    Condensed Consolidated Statements of Cash Flows -
                    three months ended March 31, 1997 and 1998....................................................... 4

                    Notes to Condensed Consolidated Financial Statements............................................. 5

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.....................................................7

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................... 11


PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings................................................................................12

           Item 2.  Changes in Securities............................................................................12

           Item 3.  Defaults Upon Senior Securities..................................................................12

           Item 4.  Submission of Matters to a Vote of Security Holders..............................................12

           Item 5.  Other Information................................................................................12

           Item 6.  Exhibits and Reports on Form 8-K.................................................................12

           Signatures................................................................................................13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coho Energy, Inc.:

       We have reviewed the accompanying condensed balance sheet of Coho Energy, Inc. and subsidiaries as of March 31, 1998 and the related condensed statements of operations and the condensed statement of cash flows for the three month period ended March 31, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Coho Energy, Inc. and subsidiaries.

       A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.




                                                             Arthur Andersen LLP

Dallas, Texas
May 13, 1998

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS





                                                                              DECEMBER 31      MARCH 31
                                                                                  1997           1998
                                                                              ------------   ------------
                                                                                              (UNAUDITED)

CURRENT ASSETS
   Cash and cash equivalents ..............................................   $      3,817   $      1,605
   Accounts receivable, principally trade .................................         10,724         12,133
   Deferred income taxes ..................................................          1,818          1,295
   Other current assets ...................................................            715            357
                                                                              ------------   ------------
                                                                                    17,074         15,390

PROPERTY AND EQUIPMENT, at cost net of accumulated depletion and
   depreciation, based on full cost accounting method (note 2) ............        531,409        514,254
OTHER ASSETS ..............................................................          6,645          6,491
                                                                              ------------   ------------
                                                                              $    555,128   $    536,135
                                                                              ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, principally trade ....................................   $      4,888   $      8,731
   Accrued liabilities and other payables .................................         14,169         16,828
   Current portion of long term debt ......................................             38             39
                                                                              ------------   ------------
                                                                                    19,095         25,598

LONG TERM DEBT, excluding current portion .................................        369,924        380,941
DEFERRED INCOME TAXES .....................................................         20,306          6,094
                                                                              ------------   ------------
                                                                                   409,325        412,633
                                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES (note 4) ....................................          3,700          3,700

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 per share
     Authorized 10,000,000 shares, none issued ............................
   Common stock, par value $0.01 per share
     Authorized 50,000,000 shares
     Issued and outstanding 25,603,512 shares .............................            256            256
   Additional paid-in capital .............................................        137,812        137,812
   Retained earnings (deficit) ............................................          4,035        (18,266)
                                                                              ------------   ------------
       Total shareholders' equity .........................................        142,103        119,802
                                                                              ------------   ------------
                                                                              $    555,128   $    536,135
                                                                              ============   ============


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                         --------------------
                                                                           1997        1998
                                                                         --------    --------
OPERATING REVENUES
   Net crude oil and natural gas production ..........................   $ 15,536    $ 21,143
                                                                         --------    --------
OPERATING EXPENSES
   Crude oil and natural gas production ..............................      3,080       6,413
   Taxes on oil and gas production ...................................        540       1,002
   General and administrative ........................................      1,776       2,140
   Depletion and depreciation ........................................      4,536       7,794
   Writedown of crude oil and natural gas properties .................         --      32,000
                                                                         --------    --------
       Total operating expenses ......................................      9,932      49,349
                                                                         --------    --------
OPERATING INCOME (LOSS) ..............................................      5,604     (28,206)
                                                                         --------    --------
OTHER INCOME AND EXPENSES
   Interest and other income .........................................        193          46
   Interest expense ..................................................     (2,291)     (7,809)
                                                                         --------    --------
                                                                           (2,098)     (7,763)
                                                                         --------    --------
EARNINGS (LOSS) FROM OPERATIONS BEFORE INCOME TAXES ..................      3,506     (35,969)
INCOME TAXES PROVISION (BENEFIT) .....................................      1,402     (13,668)
                                                                         --------    --------
NET EARNINGS (LOSS) ..................................................   $  2,104    $(22,301)
                                                                         ========    ========
BASIC EARNINGS (LOSS) PER COMMON SHARE (note 3) ......................   $    .10    $   (.87)
                                                                         ========    ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE (note 3) ....................   $    .10    $   (.87)
                                                                         ========    ========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                        --------------------
                                                                                          1997        1998
                                                                                        --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss) ..............................................................   $  2,104    $(22,301)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depletion and depreciation .....................................................      4,536       7,794
     Writedown of crude oil and natural gas properties ..............................         --      32,000
     Deferred income taxes provision (benefit).......................................      1,378     (13,689)
     Amortization of debt issue costs and other .....................................        137         208
   Changes in operating assets and liabilities:
     Accounts receivable and other assets ...........................................      3,769      (1,105)
     Accounts payable and accrued liabilities .......................................     (3,729)      4,740
     Investment in marketable securities ............................................        (21)         --
                                                                                        --------    --------

Net cash provided by operating activities ...........................................      8,174       7,647
                                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment ...........................................................    (11,721)    (22,639)
   Changes in accounts payable and accrued liabilities related to
     exploration and development ....................................................      3,277       1,762
                                                                                        --------    --------
Net cash used in investing activities ...............................................     (8,444)    (20,877)
                                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in long term debt .......................................................      3,500      11,029
   Repayment of long term debt ......................................................     (4,077)        (11)
   Proceeds from exercised stock options ............................................        168          --
                                                                                        --------    --------

Net cash provided by (used in) financing activities .................................       (409)     11,018
                                                                                        --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................       (679)     (2,212)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................      1,864       3,817
                                                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................   $  1,185    $  1,605
                                                                                        ========    ========


CASH PAID DURING THE PERIOD FOR:
     Interest .......................................................................   $  2,213    $  4,395
     Income taxes ...................................................................   $    639    $     --

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

GENERAL

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals with the exception of the adjustment to writedown the carrying value of the crude oil and natural gas properties discussed in Note 2 below, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   PROPERTY AND EQUIPMENT



                                                                                  December 31     March 31
                                                                                      1997          1998
                                                                                  -----------    ---------

Crude oil and natural gas leases and rights including exploration,
    development and equipment thereon, at cost ..................................   $ 669,247    $ 691,886


Accumulated depletion and depreciation ..........................................    (137,838)    (177,632)
                                                                                    ---------    ---------


                                                                                    $ 531,409    $ 514,254
                                                                                    =========    =========


     Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $830,000 and $1,245,000 for the three months ended March 31, 1997 and 1998, respectively.

     During the three months ended March 31, 1997 and 1998, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     At December 31, 1997 and March 31, 1998, unproved crude oil and natural gas properties totalling $82,872,000 and $82,830,000 (both including $70,000,000 for the recently acquired Oklahoma properties), respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

     At March 31, 1998, capitalized costs of crude oil and natural gas properties exceeded the estimated present value of future net revenues for the Company's proved reserves, net of related income tax considerations, resulting in a writedown in the carrying value of crude oil and natural gas properties of $32.0 million ($19.8 million net of deferred income taxes). Crude oil price increases subsequent to March 31, 1998 were considered in the determination of the writedown.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the three months ended March 31, 1997 and 1998, of 20,373,319 and 25,603,512, respectively. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants) for the three months ended March 31, 1997 and 1998, of 20,917,219 and 25,603,512, respectively. In 1998, conversion of stock options and warrants would have been anti-dilutive and, therefore, was not considered in diluted EPS.

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

     The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these transactions are recorded in operating revenues when the future production sale occurs. The Company has 15,000 million British thermal units ("Mmbtu") of natural gas production per day hedged over the period from April 1998 through August 1998, at a minimum price of $2.00 per Mmbtu and a maximum price of $2.54 per Mmbtu.

     In connection with the acquisition of the oil and gas properties in Oklahoma from Amoco Production Company ("Amoco") on December 18,
1997, the Company assumed the responsibility for costs and expenses associated with the assessment, remediation, removal, transportation and disposal of the asbestos or naturally occurring radioactive materials associated with such properties. Additionally, the Company is responsible for all other environmental claims up to approximately $10.3 million and all environmental claims not identified and presented to Amoco by December 18, 1998. The Company is not currently aware of any such claims and is performing due diligence to identify all potential environmental claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

     The Company seeks to acquire controlling interests in underdeveloped crude oil and natural gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. During the three months ended March 31, 1998, 77% of production revenues were attributable to the sale of crude oil and the remaining 23% were derived from natural gas as compared to 71% from crude oil sales and 29% from natural gas sales during the same period in 1997.

     The Company increased its crude oil and natural gas production in the first three months of 1998 as a result of ongoing development activities on its existing properties in Mississippi and as a result of the December 1997 acquisition of certain crude oil and natural gas properties located primarily in Oklahoma ("Amoco Properties"). Average net daily barrel of oil equivalent ("BOE") production was 18,805 BOE (12,105 BOE excluding the Amoco Properties) for the three months ended March 31, 1998 as compared to 9,974 BOE for the same period in 1997. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the three months ended March 31, 1998, cash flow generated from operating activities was $7.6 million compared with $8.2 million for the same period in 1997. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, increased $1.4 million during the first quarter of 1998 over the first quarter of 1997, despite an 89% increase in equivalent production between periods, primarily due to price decreases between such comparable periods of 33% and 14% for crude oil and natural gas, respectively. Additionally, interest expense increased $5.5 million between periods as a result of borrowings to finance the December 1997 acquisition of the Amoco Properties. Changes in operating assets and liabilities provided $3.6 million of cash for operating activities for the three months ended March 31, 1998, primarily due to the increase in accrued interest on the Company's 8 7/8 Senior Subordinated Notes due 2007 ("Senior Notes"), which is paid semi-annually in April and October. See "Results of Operations" for a discussion of operating results.

     As of March 31, 1998, the amount available to the Company ("Borrowing Base") under its revolving credit facility (the "Restated Credit Agreement") for general corporate purposes was $300 million. Outstanding advances under the Restated Credit Agreement at March 31, 1998 were $232 million, all of which are classified as long term. The Restated Credit Agreement terminates January 2, 2003. Amounts outstanding under the Restated Credit Agreement accrue interest at the option of the Company at (i) Libor plus a maximum of 1.50% or (ii) the prime rate.

     The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of the accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (2.5 : 1) as well as current assets (including unused Borrowing Base) to current liabilities (1 : 1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends.

     The indenture issued in conjunction with the Senior Notes (the "Indenture") also contains certain covenants, including covenants that limit (i) indebtedness, (ii) restricted payments, (iii) distributions from restricted subsidiaries, (iv) transactions with affiliates, (v) sales of assets and subsidiary stock (including sale and leaseback transactions), (vi) dividends and other payment restrictions affecting restricted subsidiaries and (vii) mergers or consolidations.

     Capital Expenditures. During the first three months of 1998, the Company incurred capital expenditures of $22.6 million compared with $11.7 million for the first three months of 1997. The capital expenditures incurred during the first three months of 1998 were largely in connection with the continuing development efforts, including recompletions, workovers and waterfloods, on existing wells in the Company's Brookhaven, Laurel, Martinville and Summerland fields. In addition, during the first three months of 1998, the Company drilled nine wells as follows: three producing oil wells in the Laurel field, two producing oil wells in the Martinville field, two producing oil wells in the Summerland field and two producing oil wells in the Brookhaven field. The Company also had five drilling wells at March 31, 1998, two in each of the Martinville and Brookhaven fields and one in the Laurel field. General and administrative costs directly associated with the Company's exploration and development activities were $1,245,000 for the first three months of 1998, compared with $830,000 for the first three months of 1997, and are included in total capital expenditures. The increase in capitalized general and administrative cost is primarily due to increased capitalization of the Company's exploitation department resulting from an increased staff combined with a greater percentage of time allocation of existing staff to meet the requirements of the Company's increased exploration and development activities.

     Although management believes that borrowings under the Restated Credit Agreement and cash flow from operations will be adequate to fund the anticipated capital expenditures and working capital needs of the Company through 1998, capital expenditure activity during the second quarter of 1998 has been reduced from the budgeted level due to lower than anticipated crude oil prices. The Company's borrowing base is based upon the agent banks' consensus pricing strip, which uses escalating future prices. This consensus pricing strip is not directly related to current New York Mercantile Exchange ("NYMEX") pricing. So long as such consensus pricing strip combined with the Company's proved reserves calculate a borrowing base in excess of the current borrowings and future capital expenditures of the Company, then the Company would not have any limitations to the available capital resources. The Company could resolve future limitations on available capital resources through a variety of means, including, but not limited to, waivers, equity capital infusion, or sales of assets. Additionally, the Company has no material capital commitments and is consequently able to adjust the level of its expenditures as circumstances warrant.

RESULTS OF OPERATIONS



                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                        ---------------------------------
                                                                                             1997              1998
                                                                                        ---------------   ---------------
                                                                                           (IN THOUSANDS, EXCEPT PER
                                                                                          DAY, PER BBL AND PER MCF DATA)

Selected Operating Data

Production

   Crude Oil (Bbl/day) ..............................................................             6,724            14,667

   Natural Gas (Mcf/day) ............................................................            19,499            24,824

   BOE (Bbl/day) ....................................................................             9,974            18,805



Average Sales Prices

   Crude Oil per Bbl ................................................................   $         18.35   $         12.33

   Natural Gas per Mcf ..............................................................   $          2.53   $          2.17



Other

   Production costs per BOE (1) .....................................................   $          4.03   $          4.38

   Depletion per BOE ................................................................   $          5.05   $          4.60



Revenues

   Production revenues

       Crude Oil ....................................................................   $        11,101   $        16,282

       Natural Gas ..................................................................             4,435             4,861
                                                                                        ---------------   ---------------

                                                                                        $        15,536   $        21,143
                                                                                        ===============   ===============


-----------------------------------

(1) Includes lease operating expenses and production taxes.


     Operating Revenues. During the first three months of 1998, production revenues increased 36% to $21.1 million as compared to $15.5 million for the same period in 1997. This increase was due to a 118% increase in crude oil production and a 27% increase in natural gas production, partially offset by decreases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 33% and 14%, respectively.

     The increase in daily natural gas production during the first three months of 1998 is primarily due to a 27% increase in production as a result of the December 1997 acquisition of the Amoco Properties. The 118% increase in daily crude oil production during the first three months of 1998 is due to an 87% increase in production as a result of the acquisition of the Amoco Properties and a 31% increase in production due to significant production increases made in the Martinville and Brookhaven fields, with such production increasing by 90% and 196%, respectively .

     Average crude oil prices, including hedging gains and losses, decreased during the first three months of 1998 compared to the same period in 1997 due to declining oil prices which can be attributed to several factors, including: lack of cold weather, increased storage inventories and perceptions of the effects of increased quotas or lack of adherence to quotas from the Organization of Petroleum Exporting Countries ("OPEC"). The posted price for the Company's crude oil averaged $13.18 per Bbl for the three months ended March 31, 1998, a 37% decrease from the average posted price of $20.98 per Bbl experienced in the first three months of 1997. The price per barrel received by the Company is adjusted for the quality and gravity of the crude oil and is generally lower than the posted price.

     The realized price for the Company's natural gas, including hedging gains and losses, decreased 14% from $2.53 per Mcf in the first three months of 1997 to $2.17 per Mcf in the first three months of 1998, due to a lack of cold weather and market volatility.

     Production revenues for the three months ended March 31, 1998 included no crude oil hedging gains or losses compared to hedging losses of $396,000 ($0.65 per Bbl) for the same period in 1997. Production revenues in 1998 included natural gas hedging gains of $466,000 ($0.21 per Mcf) compared to natural gas hedging gains of $87,000 ($0.05 per Mcf) for the same period in 1997. The Company also has 15,000 Mmbtu of natural gas production per day hedged from April 1998 through August 1998 at a minimum price of $2.00 per Mmbtu and a maximum price of $2.54 per Mmbtu. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for WTI on the NYMEX for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas.

     Interest and other income decreased to $46,000 in the first three months of 1998 from $193,000 for the same period in 1997 primarily due to $137,000 of interest received in the first quarter of 1997 on a federal tax refund.

     Expenses. Production expenses (including production taxes) were $7.4 million for the first three months of 1998 compared to $3.6 million for the first three months of 1997. On a BOE basis, production costs increased 9% to $4.38 per BOE in 1998 compared to $4.03 per BOE in 1997. The increase in expenses for the comparable three month periods is primarily due to increased production and an increase of approximately $3.5 million relating to the recently acquired Amoco Properties, partially offset by reduced operating costs per BOE on the Company's Mississippi properties due to improved operating efficiencies.

     General and administrative costs increased 20% in the first three months of 1998 as compared to the first three months of 1997. The increase is primarily due to increased personnel costs due to staff additions to handle the increased capital spending activities in Mississippi and increased costs associated with the acquisition of the Amoco Properties, partially offset by an increase in capitalization of salaries and other general and administrative costs directly associated with the Company's increased exploration and development activities.

     Interest expense increased 241% for the three month period ended March 31, 1998 compared to the same period in 1997, due to higher borrowing levels during 1998 as compared to 1997 and due to the sale of $150 million of Senior Notes on October 3, 1997 which bear a higher interest rate than the Company's Restated Credit Agreement. The borrowing levels increased throughout 1997 and the first quarter of 1998 due to additional borrowings to fund Coho's capital expenditure program and the December 1997 acquisition of the Amoco Properties.

     Depletion and depreciation expense increased 72% to $7.8 million for the three months ended March 31, 1998 from $4.5 million for the comparable period in 1997. This increase is primarily the result of increased production volume partially offset by a decreased rate per BOE, which decreased to $4.60 in 1998 versus $5.05 for the comparable period in 1997.

     In accordance with generally accepted accounting principles, at a point in time coinciding with the quarterly and annual reporting periods, the Company must test the carrying value of its crude oil and natural gas properties, net of related deferred taxes, against a calculated amount based on estimated reserve volumes valued at then current realized prices held flat for the life of the properties discounted at 10% per annum plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). At March 31, 1998, the carrying value exceeded the cost center ceiling, resulting in a non-cash writedown of the crude oil and natural gas properties of $32.0 million ($19.8 million net of deferred income taxes). This writedown resulted from the decline of crude oil prices in the first quarter of 1998.

     Due to the factors discussed above, the Company's net loss for the three months ended March 31, 1998 was $22.3 million as compared to net income of $2.1 million for the same period in 1997. The 1998 loss includes the writedown of the crude oil and natural gas properties of $19.8 million, net of deferred income taxes.

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

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)  EXHIBITS

           27 Financial Data Schedule


           (b)  REPORTS ON FORM 8-K

           On March 3, 1998, the Company filed an Amendment to Current Report on Form 8-K/A providing audited financial statements regarding the December 1997 acquisition of the Amoco Properties.

                                COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COHO ENERGY, INC.
                                (Registrant)

Date: May 13, 1998
                              By:    /s/ Jeffrey Clarke
                                 -----------------------------------------------
                                         Jeffrey Clarke
                              (Chairman, President, and Chief Executive Officer)

                              By:    /s/ Eddie M. LeBlanc, III
                                 -----------------------------------------------
                                         Eddie M. LeBlanc, III
                              (Sr. Vice President and Chief Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------
     27                      Financial Data Schedule