Form 10-Q
period 1998-06-30
COHO ENERGY INC
filed 1998-08-14
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

                         Commission file number 0-22576


                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


                   Texas                                75-2488635
      ------------------------------                   ------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)               Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                               75240
-----------------------------                               -----
(Address of principal executive offices)                  (Zip Code)

              Registrant's telephone number, including area code:
                                 (972) 774-8300
                                  -------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X                  No
                              ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at August 13, 1998
-----------------------------                 ------------------------------
Common Stock, $.01 par value                            25,603,512

                                      INDEX

                                                                            PAGE
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Report of Independent Public Accountants...............1

                      Condensed Consolidated Balance Sheets -
                      December 31, 1997 and June 30, 1998....................2

                      Condensed Consolidated Statements of Operations -
                      three and six months ended June 30, 1997 and 1998......3

                      Condensed Consolidated Statements of Cash Flows -
                      six months ended June 30, 1997 and 1998................4

                      Notes to Condensed Consolidated Financial
                      Statements.............................................5

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........7

             Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk...........................................11


PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings.....................................12

             Item 2.  Changes in Securities.................................12

             Item 3.  Defaults Upon Senior Securities.......................12

             Item 4.  Submission of Matters to a Vote of Security
                      Holders...............................................12

             Item 5.  Other Information.....................................12

             Item 6.  Exhibits and Reports on Form 8-K......................12

             Signatures.....................................................13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.:

       We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. and subsidiaries as of June 30, 1998 and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 1998 and the condensed statement of cash flows for the six month period ended June 30, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Coho Energy, Inc. and subsidiaries.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Coho Energy, Inc. as of December 31, 1997 included in the Company's 1997 annual report on Form 10-K, and in our report dated March 20, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company's 1997 annual report on Form 10-K from which it has been derived.


                                    Arthur Andersen LLP

Dallas, Texas
August 14, 1998

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                     ASSETS

                                                                     DECEMBER 31    JUNE 30
                                                                         1997        1998
                                                                     -----------   ---------
                                                                                  (UNAUDITED)
CURRENT ASSETS
 Cash and cash equivalents .....................................     $   3,817     $   1,429
 Accounts receivable, principally trade ........................        10,724        16,794
 Deferred income taxes .........................................         1,818            --
 Other current assets ..........................................           715           846
                                                                     ---------     ---------
                                                                        17,074        19,069

PROPERTY AND EQUIPMENT, at cost net of accumulated depletion and
 depreciation, based on full cost accounting method (note 2) ...       531,409       484,436
OTHER ASSETS ...................................................         6,645         6,257
                                                                     ---------     ---------
                                                                     $ 555,128     $ 509,762
                                                                     =========     =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable, principally trade ...........................     $   4,888     $   8,832
 Accrued liabilities and other payables ........................        14,169        11,042
 Current portion of long term debt .............................            38            36
                                                                     ---------     ---------
                                                                        19,095        19,910

LONG TERM DEBT, excluding current portion                              369,924       407,961
DEFERRED INCOME TAXES ..........................................        20,306            --
                                                                     ---------     ---------
                                                                       409,325       427,871
                                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES (note 4) .........................         3,700         3,700


SHAREHOLDERS' EQUITY
 Preferred stock, par value $0.01 per share
  Authorized 10,000,000 shares, none issued ....................
 Common stock, par value $0.01 per share
  Authorized 50,000,000 shares
  Issued and outstanding 25,603,512 shares .....................           256           256
 Additional paid-in capital ....................................       137,812       137,812
 Retained earnings (deficit) ...................................         4,035       (59,877)
                                                                     ---------     ---------
    Total shareholders' equity .................................       142,103        78,191
                                                                     ---------     ---------
                                                                     $ 555,128     $ 509,762
                                                                     =========     =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                      JUNE 30                       JUNE 30
                                                               ----------------------       ------------------------
                                                                 1997           1998           1997          1998
                                                               --------       -------       ---------     ----------
OPERATING REVENUES
         Net crude oil and natural gas production ........     $  29,521      $  39,290      $  13,985      $  18,147
                                                               ---------      ---------      ---------      ---------
OPERATING EXPENSES
         Crude oil and natural gas production ............         6,113         12,584          3,033          6,171
         Taxes on oil and gas production .................         1,070          1,884            530            882
         General and administrative ......................         3,623          3,315          1,847          1,175
         Depletion and depreciation ......................         8,960         15,019          4,424          7,225
         Writedown of crude oil and natural gas properties            --         73,000             --         41,000
                                                               ---------      ---------      ---------      ---------
                           Total operating expenses ......        19,766        105,802          9,834         56,453
                                                               ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS) ..................................         9,755        (66,512)         4,151        (38,306)
                                                               ---------      ---------      ---------      ---------
OTHER INCOME AND EXPENSES
         Interest and other income (expense) .............           149            118            (44)            72
         Interest expense ................................        (4,682)       (15,964)        (2,391)        (8,155)
                                                               ---------      ---------      ---------      ---------
                                                                  (4,533)       (15,846)        (2,435)        (8,083)
                                                               ---------      ---------      ---------      ---------
EARNINGS (LOSS) FROM OPERATIONS BEFORE
         INCOME TAXES ....................................         5,222        (82,358)         1,716        (46,389)
INCOME TAX PROVISION (BENEFIT) ...........................         2,037        (18,446)           635         (4,778)
                                                               ---------      ---------      ---------      ---------
NET EARNINGS (LOSS) ......................................     $   3,185      $ (63,912)     $   1,081      $ (41,611)
                                                               =========      =========      =========      =========
BASIC EARNINGS (LOSS) PER COMMON SHARE
         (note 3) ........................................     $    0.15      $   (2.50)     $    0.05      $   (1.63)
                                                               =========      =========      =========      =========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
         (note 3) ........................................     $    0.15      $   (2.50)     $    0.05      $   (1.63)
                                                               =========      =========      =========      =========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                          -------------------------
                                                                                              1997          1998
                                                                                          ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings (loss) ..........................................................     $  3,185      $(63,912)
         Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
                  Depletion and depreciation ..........................................        8,960        15,019
                  Writedown of crude oil and natural gas properties ...................           --        73,000
                  Deferred income taxes provision (benefit) ...........................        1,987       (18,488)
                  Amortization of debt issue costs and other ..........................          275           417
         Changes in operating assets and liabilities:
                  Accounts receivable and other assets ................................        4,019        (6,230)
                  Accounts payable and accrued liabilities ............................       (3,067)          187
                  Investment in marketable securities .................................        1,962            --
                                                                                            --------      --------
Net cash provided by (used in) operating activities ...................................       17,321            (7)
                                                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
         Property and equipment .......................................................      (33,294)      (41,046)
         Changes in accounts payable and accrued liabilities related to
                  exploration and development .........................................        5,089           630
                                                                                            --------      --------
Net cash used in investing activities .................................................      (28,205)      (40,416)
                                                                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
         Increase in long term debt ...................................................       17,000        38,056
         Repayment of long term debt ..................................................       (7,621)          (21)
         Proceeds from exercised stock options ........................................          577            --
                                                                                            --------      --------
Net cash provided by financing activities .............................................        9,956        38,035
                                                                                            --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .............................................         (928)       (2,388)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................        1,864         3,817
                                                                                            --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................     $    936      $  1,429
                                                                                            ========      ========
CASH PAID DURING THE PERIOD FOR:
                  Interest ............................................................     $  4,312      $ 16,016
                  Income taxes ........................................................     $    639      $     19

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

GENERAL

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals with the exception of the adjustment to writedown the carrying value of the crude oil and natural gas properties discussed in Note 2 below, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   PROPERTY AND EQUIPMENT


                                                                                    December 31       June 30
                                                                                       1997             1998
                                                                                    ----------       ----------
     Crude oil and natural gas leases and rights including exploration,
         development and equipment thereon, at cost..........................       $   669,247      $   710,293
     Accumulated depletion and depreciation..................................          (137,838)        (225,857)
                                                                                    -----------      -----------
                                                                                    $  531, 409      $   484,436
                                                                                    ===========      ===========

     Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $1,454,000 and $2,768,000 for the six months ended June 30, 1997 and 1998, respectively.

     During the six months ended June 30, 1997 and 1998, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     At December 31, 1997 and June 30, 1998, unproved crude oil and natural gas properties totalling $82,872,000 and $84,266,000 (both including $70,000,000 for the recently acquired Oklahoma properties), respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

     At June 30, 1998, capitalized costs of crude oil and natural gas properties exceeded the estimated present value of future net revenues for the Company's proved reserves, net of related income tax considerations, resulting in a writedown in the carrying value of crude oil and natural gas properties of $73 million. The writedown resulted from the decline in crude oil prices during 1998.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the six months ended June 30, 1997 and 1998 of 20,389,991 and 25,603,512, respectively, and for the three months ended June 30, 1997 and 1998 of 20,406,479 and 25,603,512, respectively. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants) for the six months ended June 30, 1997 and 1998 of 20,991,484 and 25,603,512, respectively, and for the three months ended June 30, 1997 and 1998 of 21,078,544 and 25,603,512, respectively. In 1998, conversion of stock options and warrants would have been anti-dilutive and, therefore, was not considered in diluted EPS.

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

     The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these transactions are recorded in operating revenues when the future production sale occurs. The Company has 15,000 million British thermal units ("Mmbtu") of natural gas production per day hedged over the period from July 1998 through August 1998, at a minimum price of $2.00 per Mmbtu and a maximum price of $2.54 per Mmbtu. At June 30, 1998, there were no unrealized hedging gains or losses.

     In connection with the acquisition of oil and gas properties in Oklahoma from Amoco Production Company ("Amoco") on December 18, 1997, the Company assumed the responsibility for costs and expenses associated with the assessment, remediation, removal, transportation and disposal of the asbestos or naturally occurring radioactive materials associated with such properties. Additionally, the Company is responsible for all other environmental claims up to approximately $10.3 million and all environmental claims not identified and presented to Amoco by December 18, 1998. The Company is not currently aware of any such claims and is performing an ongoing assessment of the properties to identify all potential environmental claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

     The Company seeks to acquire controlling interests in underdeveloped crude oil and natural gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. During the six months ended June 30, 1998, 77% of production revenues were attributable to the sale of crude oil and the remaining 23% were derived from natural gas as compared to 74% from crude oil sales and 26% from natural gas sales during the same period in 1997.

     The Company increased its crude oil and natural gas production in the first six months of 1998 as a result of ongoing development activities on its existing properties in Mississippi and as a result of the December 1997 acquisition of certain crude oil and natural gas properties located primarily in Oklahoma ("Oklahoma Properties"). Average net daily barrel of oil equivalent ("BOE") production was 18,667 BOE (11,939 BOE excluding the Oklahoma Properties) for the six months ended June 30, 1998, as compared to 10,348 BOE for the same period in 1997. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the six months ended June 30, 1998, cash flow used by operating activities was $7,000 compared with cash flow provided by operating activities of $17.3 million for the same period in 1997. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, increased only $2.8 million (15%) during the first half of 1998 over the first half of 1997, despite an 80% increase in equivalent production between periods, primarily due to price decreases between such comparable periods of 33% and 4% for crude oil and natural gas, respectively. Additionally, interest expense increased $11.3 million between periods as a result of borrowings to finance the Company's capital expenditure program and the December 1997 acquisition of the Oklahoma Properties. Changes in operating assets and liabilities used $6.0 million of cash for operating activities for the six months ended June 30, 1998, primarily due to the increase in trade receivables, including approximately $3.0 million related to the final closing settlement on the acquisition of the Oklahoma Properties. See "Results of Operations" for a discussion of operating results.

     As of June 30, 1998, the amount available to the Company ("Borrowing Base") under its revolving credit facility (the "Restated Credit Agreement") for general corporate purposes was $300 million. Outstanding advances under the Restated Credit Agreement at June 30, 1998 were $259 million, all of which are classified as long term. The Restated Credit Agreement is scheduled to terminate January 2, 2003. Amounts outstanding up to $270 million under the Restated Credit Agreement accrue interest at the option of the Company at (i) Libor plus a maximum of 1.50% or (ii) the prime rate. Amounts outstanding in excess of $270 million accrue interest at the option of the Company at (i) Libor plus 2.50% or
(ii) the prime rate plus 1.0%.

     The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of the accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (1.5 : 1) as well as current assets (including unused Borrowing Base) to current liabilities (1 : 1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends. In the second quarter, the minimum ratio of cash flow to interest expense was amended whereby the coverage ratio from June 30, 1998 to March 31, 1999 was decreased from 2.5 to 1 to 1.5 to 1, increasing thereafter on a quarterly basis to 2.5 to 1 on June 30, 2000.

     The indenture issued in conjunction with the Company's 8 7/8% Senior Subordinated Notes due 2007 (the "Indenture") also contains certain covenants, including covenants that limit (i) indebtedness, (ii) restricted payments, (iii) distributions from restricted subsidiaries, (iv) transactions with affiliates,
(v) sales of assets and subsidiary stock (including sale and leaseback transactions), (vi) dividends and other payment restrictions affecting restricted subsidiaries and (vii) mergers or consolidations.

     Capital Expenditures. During the first six months of 1998, the Company incurred capital expenditures of $41.0 million compared with $33.3 million for the first six months of 1997. The capital expenditures incurred during the first six months of 1998 were largely in connection with the continuing development efforts, including recompletions, workovers and waterfloods, on existing wells in the Company's Brookhaven, Laurel, Martinville and Summerland fields. In addition, during the first six months of 1998, the Company drilled twenty wells as follows: five producing oil wells in the Laurel field, four producing oil wells in the Martinville field, two producing oil wells in the Summerland field, three producing oil wells and one dry hole in the Brookhaven field and two producing gas wells and three dry holes in the Monroe field. The Company also had three drilling wells at June 30, 1998, two in the Laurel field and one in the East Fitts field. General and administrative costs directly associated with the Company's exploration and development activities were $2.8 million for the first six months of 1998, compared with $1.5 million for the first six months of 1997, and are included in total capital expenditures. The increase in capitalized general and administrative cost is primarily due to increased capitalization of the Company's exploitation department resulting from an increased staff combined with a greater percentage of time allocation of existing staff to meet the requirements of the Company's increased exploration and development activities.

      The Company has no material capital commitments and is consequently able to adjust the level of its expenditures as circumstances warrant. Management believes that it will be able to provide adequate cash to fund the anticipated lower level of capital expenditures and working capital needs of the Company through 1998. The Company's borrowing base is based upon the agent banks' consensus pricing strip, which uses escalating future prices. This consensus pricing strip is not directly related to current New York Mercantile Exchange ("NYMEX") pricing. So long as such consensus pricing strip combined with the Company's proved reserves calculate a borrowing base in excess of the current borrowings and future capital expenditures of the Company, then the Company would not have any limitations to the available capital resources. However, the sustained low crude oil price environment may have an adverse affect on the consensus pricing strip. In such a case, the Company could face limitations on its ability to provide debt financings adequate to fund future capital expenditures, and if adverse enough, could cause some repayment of excess borrowings over borrowing base to occur. Although the Company believes it could resolve future limitations on available capital resources through a variety of means, including, but not limited to, waivers, equity capital infusion, or sales of assets, there can be no assurance it can do so.

RESULTS OF OPERATIONS

                                      SIX MONTHS ENDED       THREE MONTHS ENDED
                                          JUNE 30                JUNE 30
                                     ------------------      ------------------
                                      1997        1998        1997        1998
                                     ------     -------      ------      ------
                                          (IN THOUSANDS, EXCEPT PER DAY,
                                             PER BBL AND PER MCF DATA)
Selected Operating Data

Production
   Crude Oil (Bbl/day) ........       7,084      14,617       7,439      14,568
   Natural Gas (Mcf/day) ......      19,583      24,300      19,665      23,782
   BOE (Bbl/day) ..............      10,348      18,667      10,717      18,532

Average Sales Prices
   Crude Oil per Bbl ..........     $ 17.03     $ 11.38     $ 15.85     $ 10.42
   Natural Gas per Mcf ........     $  2.17     $  2.09     $  1.82     $  2.00

Other
   Production costs per
     BOE (1) ..................     $  3.83     $  4.28     $  3.65     $  4.18
   Depletion per BOE ..........     $  4.78     $  4.45     $  4.56     $  4.28

Revenues
   Production revenues
       Crude Oil ..............     $21,826     $30,095     $10,725     $13,813
       Natural Gas ............       7,695       9,195       3,260       4,334
                                    -------     -------     -------     -------
                                    $29,521     $39,290     $13,985     $18,147
                                    =======     =======     =======     =======

--------------------------

(1) Includes lease operating expenses and production taxes.

     Operating Revenues. During the first six months of 1998, production revenues increased 33% to $39.3 million as compared to $29.5 million for the same period in 1997. This increase was due to a 106% increase in crude oil production and a 24% increase in natural gas production, partially offset by decreases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 33% and 4%, respectively. For the three months ended June 30, 1998, production revenue increased 30% to $18.1 million as compared to $14.0 million for the same period in 1997. This increase was principally due to a 96% increase in crude oil production, a 21% increase in natural gas production and a 10% increase in the prices received for natural gas. The increased revenue from production increases and the gas price increase was substantially offset by a decrease in the prices received for crude oil of 34%.

     The increase in daily natural gas production during the first six months of 1998 is primarily due to a 26% increase in production as a result of the December 1997 acquisition of the Oklahoma Properties. The 106% increase in daily crude oil production during the first six months of 1998 is primarily due to an 83% increase in production as a result of the acquisition of the Oklahoma Properties and a 19% increase in production due to significant production increases made in the Martinville and Brookhaven fields, with such production increasing by 60% and 116%, respectively .

     Average crude oil prices, including hedging gains and losses, decreased during the first six months of 1998 compared to the same period in 1997 due to declining oil prices which can be attributed to several factors, including:

lack of cold weather, increased storage inventories and perceptions of the effects of increased quotas or lack of adherence to quotas from the Organization of Petroleum Exporting Countries ("OPEC"). The posted price for the Company's crude oil averaged $12.36 per Bbl for the six months ended June 30, 1998, a 36% decrease from the average posted price of $19.35 per Bbl experienced in the first six months of 1997. The price per Bbl received by the Company is adjusted for the quality and gravity of the crude oil and is generally lower than the posted price.

     The realized price for the Company's natural gas, including hedging gains and losses, decreased 4% from $2.17 per Mcf in the first six months of 1997 to $2.09 per Mcf in the first six months of 1998, due to a lack of cold weather and market volatility. Natural gas prices increased 10% in the second quarter of 1998 as compared to the second quarter of 1997, which partially offset the lower gas prices received in the first quarter of 1998 as compared to the first quarter of 1997.

     Production revenues for the six months ended June 30, 1998 included no crude oil hedging gains or losses compared to crude oil hedging losses of $396,000 ($0.31 per Bbl) for the same period in 1997. Production revenues in 1998 included natural gas hedging gains of $466,000 ($0.11 per Mcf) compared to natural gas hedging gains of $86,000 ($0.02 per Mcf) for the same period in 1997. The Company also has 15,000 Mmbtu of natural gas production per day hedged from July 1998 through August 1998 at a minimum price of $2.00 per Mmbtu and a maximum price of $2.54 per Mmbtu. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate ("WTI") on the NYMEX for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas.

     Interest and other income decreased to $118,000 in the first six months of 1998 from $149,000 for the same period in 1997 primarily due to $137,000 of interest received in the first quarter of 1997 on a federal tax refund, partially offset by 1998 earnings of $33,000 on the sale of investments and $66,000 of interest income on temporary investments.

     Expenses. Production expenses (including production taxes) were $14.5 million for the first six months of 1998 compared to $7.2 million for the first six months of 1997 and $7.1 million for the second quarter of 1998 compared to $3.6 million for the same period in 1997. On a BOE basis, production costs increased 12% to $4.28 per BOE in 1998 compared to $3.83 per BOE in 1997 for the six month periods and $4.18 per BOE in 1998 compared to $3.65 per BOE in 1997 for the three month periods. The increase in expenses for the comparable six month periods is primarily due to increased production and an increase of approximately $6.6 million relating to the recently acquired Oklahoma Properties, partially offset by reduced operating costs per BOE on the Company's Mississippi properties due to improved operating efficiencies.

     General and administrative costs decreased 9% between the comparable six month periods and decreased 36% between the comparable three month periods. The decreases are primarily due to operator overhead charges to third parties related to the Oklahoma Properties, which are reflected as a reduction in general and administrative costs, and an increase in capitalization of salaries and other general and administrative costs directly associated with the Company's increased exploration and development activities, partially offset by increased personnel costs due to staff additions to handle the increased capital spending activities in Mississippi and increased costs associated with the acquisition of the Oklahoma Properties. The decrease for the comparable three month periods is significantly larger than the decrease for the comparable six month periods because the operator overhead charges related to the Oklahoma Properties for the first and second quarters of 1998 were all recorded in the second quarter of 1998 when such billing information became available.

     Interest expense increased 241% for the six month period ended June 30, 1998 compared to the same period in 1997, due to higher borrowing levels during 1998 as compared to 1997 and due to the sale of $150 million of the Company's
8 7/8% Senior Subordinated Notes due 2007 on October 3, 1997, which bear a higher interest rate than borrowings under the Restated Credit Agreement. The borrowing levels increased throughout 1997 and the second quarter of 1998 due to additional borrowings to fund Coho's capital expenditure program and the December 1997 acquisition of the Oklahoma Properties.

     Depletion and depreciation expense increased 68% to $15.0 million for the six months ended June 30, 1998 from $9.0 million for the comparable period in 1997, due to increased production, partially offset by a lower rate per BOE which decreased to $4.45 in 1998 from $4.78 in 1997. Depletion and depreciation expense increased 63% to $7.2 million for the three months ended June 30, 1998, as compared to $4.4 million for the comparable period in 1997, due to increased production volumes, partially offset by a lower rate per BOE which decreased to $4.28 in 1998 from $4.56 in 1997.

     In accordance with generally accepted accounting principles, at a point in time coinciding with the quarterly and annual reporting periods, the Company must test the carrying value of its crude oil and natural gas properties, net of related deferred taxes, against a calculated amount based on estimated reserve volumes valued at then current realized prices held flat for the life of the properties discounted at 10% per annum plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). At March 31, 1998 and June 30, 1998, the carrying values exceeded the cost center ceilings, resulting in non-cash writedowns of the crude oil and natural gas properties of $32 million and $41 million, respectively. These writedowns resulted from the declines in crude oil prices in the first and second quarters of 1998.

     Due to the factors discussed above, the Company's net losses for the three and six months ended June 30, 1998 were $41.6 million and $63.9 million, respectively, as compared to net incomes of $1.1 million and $3.2 million, respectively, for the same periods in 1997. The 1998 losses include first and second quarter writedowns of the crude oil and natural gas properties of $32 million and $41 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Shareholders held on May 12, 1998, the shareholders approved an amendment to the 1993 Stock Option Plan that increased the number of shares issuable thereunder by 500,000. With respect to the proposal, out of a total of 25,603,512 shares of Common Stock outstanding and entitled to vote, 21,515,563 shares voted "for", 1,007,993 shares voted "against" and 67,347 shares abstained from voting. There were no broker non-votes with respect to this proposal.

           The shareholders ratified the selection, by the Board of Directors, of the firm of Arthur Andersen LLP as independent auditors for the Company for 1998. With respect to the proposal, out of a total of 25,603,512 shares of Common Stock outstanding and entitled to vote, 22,115,834 voted "for", 64,919 voted "against" and 40,930 shares abstained from voting. There were no broker non-votes with respect to this proposal.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

           27 Financial Data Schedule

           (b)  REPORTS ON FORM 8-K

           The Company has filed with the Securities and Exchange Commission a Current Report on Form 8-K dated May 12, 1998, related to the purchase of 1,485,184 shares of Common Stock of the Company and the resignation and election of certain members of the Company's board of directors.

                                COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COHO ENERGY, INC.
                             (Registrant)

Date: August 14, 1998
                             By:        /s/ Jeffrey Clarke
                                  ---------------------------------------
                                            Jeffrey Clarke
                             (Chairman, President, and Chief Executive Officer)

                             By:        /s/ Eddie M. LeBlanc,III
                                  ---------------------------------------
                                            Eddie M. LeBlanc, III
                              (Sr. Vice President and Chief Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
  27                 Financial Data Schedule