Form 10-Q
period 1998-09-30
COHO ENERGY INC
filed 1998-11-16
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

                         Commission file number 0-22576


                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


            Texas                                               75-2488635
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                                     75240
-----------------------------                                   ----------
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

                             Yes  X         No
                                 ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at November 11, 1998
  ----------------------------               --------------------------------
  Common Stock, $.01 par value                          25,603,512

                                      INDEX


                                                                                                                PAGE
                                                                                                                ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                           Report of Independent Public Accountants .............................................. 1

                           Condensed Consolidated Balance Sheets -
                           December 31, 1997 and September 30, 1998 .............................................. 2

                           Condensed Consolidated Statements of Operations -
                           three and nine months ended September 30, 1997 and 1998 ............................... 3

                           Condensed Consolidated Statements of Cash Flows -
                           nine months ended September 30, 1997 and 1998 ......................................... 4

                           Notes to Condensed Consolidated Financial Statements .................................. 5

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ......................................... 7

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........................... 13


PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings .................................................................... 14

                  Item 2.  Changes in Securities ................................................................ 14

                  Item 3.  Defaults Upon Senior Securities ...................................................... 14

                  Item 4.  Submission of Matters to a Vote of Security Holders .................................. 14

                  Item 5.  Other Information .................................................................... 14

                  Item 6.  Exhibits and Reports on Form 8-K ..................................................... 14

                  Signatures .................................................................................... 15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.:

       We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. and subsidiaries as of September 30, 1998 and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1998 and the condensed statement of cash flows for the nine month period ended September 30, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Coho Energy, Inc. and subsidiaries.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Coho Energy, Inc. as of December 31, 1997 included in the Company's 1997 annual report on Form 10-K, and in our report dated March 20, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company's 1997 annual report on Form 10-K from which it has been derived.


                                       Arthur Andersen LLP

Dallas, Texas
November 13, 1998

                          PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                  DECEMBER 31   SEPTEMBER 30
                                                                                     1997           1998
                                                                                  ----------     ----------
                                                                                                 (UNAUDITED)

CURRENT ASSETS
  Cash and cash equivalents .................................................     $    3,817     $    1,889
  Accounts receivable, principally trade ....................................         10,724         15,830
  Deferred income taxes .....................................................          1,818             --
  Other current assets ......................................................            715            765
                                                                                  ----------     ----------
                                                                                      17,074         18,484
PROPERTY AND EQUIPMENT, at cost net of accumulated depletion and
  depreciation, based on full cost accounting method (note 2) ...............        531,409        498,826
OTHER ASSETS ................................................................          6,645          7,523
                                                                                  ----------     ----------
                                                                                  $  555,128     $  524,833
                                                                                  ==========     ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, principally trade .......................................     $    4,888     $    7,407
  Accrued liabilities and other payables ....................................         14,169         18,189
  Current portion of long term debt .........................................             38             26
                                                                                  ----------     ----------
                                                                                      19,095         25,622
LONG TERM DEBT, excluding current portion ...................................        369,924        424,488
DEFERRED INCOME TAXES .......................................................         20,306             --
                                                                                  ----------     ----------
                                                                                     409,325        450,110
                                                                                  ----------     ----------
COMMITMENTS AND CONTINGENCIES (note 4) ......................................          3,700          3,700

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share
    Authorized 10,000,000 shares, none issued ...............................
  Common stock, par value $0.01 per share
    Authorized 50,000,000 shares
    Issued and outstanding 25,603,512 shares ................................            256            256
  Additional paid-in capital ................................................        137,812        137,812
  Retained earnings (deficit) ...............................................          4,035        (67,045)
                                                                                  ----------     ----------
      Total shareholders' equity ............................................        142,103         71,023
                                                                                  ----------     ----------
                                                                                  $  555,128     $  524,833
                                                                                  ==========     ==========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                      SEPTEMBER 30              SEPTEMBER 30
                                                                -----------------------   ------------------------
                                                                   1997         1998         1997          1998
                                                                ----------   ----------   ----------    ----------
OPERATING REVENUES
  Net crude oil and natural gas production ...................  $   45,506   $   55,829   $   15,985    $   16,539
                                                                ----------   ----------   ----------    ----------

OPERATING EXPENSES
  Crude oil and natural gas production .......................      10,012       18,282        3,899         5,698
  Taxes on oil and gas production ............................       1,629        2,728          559           844
  General and administrative .................................       5,048        4,752        1,425         1,437
  Depletion and depreciation .................................      14,072       22,235        5,112         7,216
  Writedown of crude oil and natural gas properties ..........        ---        73,000         ---           ---
                                                                ----------   ----------   ----------    ----------
      Total operating expenses ...............................      30,761      120,997       10,995        15,195
                                                                ----------   ----------   ----------    ----------

OPERATING INCOME (LOSS) ......................................      14,745      (65,168)       4,990         1,344
                                                                ----------   ----------   ----------    ----------

OTHER INCOME AND EXPENSES
  Interest and other income ..................................         169          168           20            50
  Interest expense ...........................................      (7,396)     (24,512)      (2,714)       (8,548)
                                                                ----------   ----------   ----------    ----------
                                                                    (7,227)     (24,344)      (2,694)       (8,498)
                                                                ----------   ----------   ----------    ----------

EARNINGS (LOSS) FROM OPERATIONS BEFORE
  INCOME TAXES ...............................................      7,518      (89,512)       2,296        (7,154)

INCOME TAX PROVISION (BENEFIT) ...............................       2,932      (18,432)         895            14
                                                                ----------   ----------   ----------    ----------

NET EARNINGS (LOSS) ..........................................  $    4,586   $  (71,080)  $    1,401    $   (7,168)
                                                                ==========   ==========   ==========    ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE
  (note 3) ...................................................  $     0.22   $    (2.78)  $     0.07    $    (0.28)
                                                                ==========   ==========   ==========    ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
  (note 3) ...................................................  $     0.22   $    (2.78)  $     0.07    $    (0.28)
                                                                ==========   ==========   ==========    ==========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                                     ----------------------
                                                                                       1997         1998
                                                                                     --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss) ..........................................................     $  4,586     $ (71,080)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depletion and depreciation .................................................       14,072        22,235
    Writedown of crude oil and natural gas properties ..........................           --        73,000
    Deferred income taxes provision (benefit) ..................................        2,857       (18,488)
    Amortization of debt issue costs and other .................................          390           633
  Changes in operating assets and liabilities:
    Accounts receivable and other assets .......................................        3,294        (6,855)
    Accounts payable and accrued liabilities ...................................          935         7,902
    Investment in marketable securities ........................................        1,962            --
                                                                                     --------     ---------

Net cash provided by operating activities ......................................       28,096         7,347
                                                                                     --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment .......................................................      (55,302)      (62,464)
  Changes in accounts payable and accrued liabilities related to
    exploration and development ................................................        4,096        (1,363)
                                                                                     --------     ---------

Net cash used in investing activities ..........................................      (51,206)      (63,827)
                                                                                     --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long term debt ...................................................       33,000        54,585
  Repayment of long term debt ..................................................      (11,229)          (33)
  Proceeds from exercised stock options ........................................          720            --
                                                                                     --------     ---------

Net cash provided by financing activities ......................................       22,491        54,552
                                                                                     --------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................         (619)       (1,928)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................        1,864         3,817
                                                                                     --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................        1.245         1,889
                                                                                     ========     =========

CASH PAID DURING THE PERIOD FOR:
    Interest ...................................................................     $  6,897     $  16,364
    Income taxes ...............................................................          639     $      --


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

GENERAL

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals with the exception of the adjustment to write down the carrying value of the crude oil and natural gas properties discussed in Note 2 below, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the nine month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   PROPERTY AND EQUIPMENT

                                                                      December 31    September 30
                                                                          1997           1998
                                                                       ---------      ---------
Crude oil and natural gas leases and rights including exploration,
  development and equipment thereon, at cost .....................     $ 669,247      $ 731,898
Accumulated depletion and depreciation ...........................      (137,838)      (233,072)
                                                                       ---------      ---------
                                                                       $ 531,409      $ 498,826
                                                                       =========      =========

     Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $2,834,000 and $4,227,000 for the nine months ended September 30, 1997 and 1998, respectively.

     During the nine months ended September 30, 1997 and 1998, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     At December 31, 1997 and September 30, 1998, unproved crude oil and natural gas properties totalling $82,872,000 and $86,726,000 (including $70,000,000 and $71,600,000, respectively, for the recently acquired Oklahoma properties), respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

     At June 30, 1998, capitalized costs of crude oil and natural gas properties exceeded the estimated present value of future net revenues for the Company's proved reserves, net of related income tax considerations, resulting in a writedown in the carrying value of crude oil and natural gas properties of $73 million. The writedown resulted from the decline in crude oil prices during 1998. No additional writedown was required as of September 30, 1998.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the nine months ended September 30, 1997 and 1998 of 20,414,372 and 25,603,512, respectively, and for the three months ended September 30, 1997 and 1998 of 20,462,340 and 25,603,512,
respectively. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants) for the nine months ended September 30, 1997 and 1998 of 21,143,059 and 25,603,512, respectively, and for the three months ended September 30, 1997 and 1998 of 21,409,178 and 25,603,512, respectively. In 1998, conversion of stock options and warrants would have been anti-dilutive and, therefore, was not considered in diluted EPS.

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

     The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these transactions are recorded in operating revenues when the future production sale occurs. Currently, the Company has no crude oil or natural gas production hedged.

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

5.   PROPOSED EQUITY CONTRIBUTION

     The Company has entered into an agreement to issue shares of its common stock at $6.00 per share, for a total purchase price of approximately $250 million, to HM4 Coho L.P., a limited partnership managed by Hicks, Muse, Tate & Furst Incorporated. The issuance of the shares is subject to shareholder approval at a meeting scheduled for December 4, 1998, and, if approved, will be issued at a closing expected to be held during the fourth quarter of 1998. HM4 Coho L.P. will own approximately 62% of the outstanding shares of the Company following the issuance of shares.

     Currently, the Company intends to use the net proceeds of approximately $234 million initially to repay a portion of its borrowings under the Company's bank credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

     The Company seeks to acquire controlling interests in underdeveloped crude oil and natural gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. During the nine months ended September 30, 1998, 78% of production revenues were attributable to the sale of crude oil and the remaining 22% were derived from natural gas as compared to 68% from crude oil sales and 32% from natural gas sales during the same period in 1997.

     The Company increased its crude oil and natural gas production in the first nine months of 1998 as a result of ongoing development activities on its existing properties in Mississippi during the first nine months of 1998 and as a result of the December 1997 acquisition of certain crude oil and natural gas properties located primarily in Oklahoma ("Oklahoma Properties"). Average net daily barrel of oil equivalent ("BOE") production was 18,495 BOE (11,612 BOE excluding the Oklahoma Properties) for the nine months ended September 30, 1998, as compared to 10,904 BOE for the same period in 1997. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the nine months ended September 30, 1998, cash flow provided by operating activities was $7.3 million compared with $28.1 million for the same period in 1997. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, increased only $1.3 million (4%) during the first nine months of 1998 over the first nine months of 1997, despite a 70% increase in equivalent production between periods, primarily due to price decreases between such comparable periods of 34% and 7% for crude oil and natural gas, respectively. Additionally, interest expense increased $17.1 million between periods as a result of borrowings to finance the Company's capital expenditure program and the December 1997 acquisition of the Oklahoma Properties. Changes in operating assets and liabilities provided $1.0 million of cash for operating activities for the nine months ended September 30, 1998, primarily due to the increase in trade payables and accrued interest payable, partially offset by the increase in trade receivables, including approximately $3.3 million related to the final closing settlement on the acquisition of the Oklahoma Properties. See "Results of Operations" for a discussion of operating results.

     The Company's net loss of $71.1 million for the nine months ended September 30, 1998 includes non-cash writedowns totalling $73 million on the Company's crude oil and natural gas properties. These writedowns and the partially offsetting related deferred tax benefit significantly increased the Company's net loss for the nine months ended September 30, 1998. See "Results of Operations" for a detailed discussion on the writedowns of the crude oil and natural gas properties.

     At September 30, 1998, the Company had a working capital deficit of $7.1 million compared to a working capital deficit of $2.0 million at December 31, 1997. The working capital deficits are primarily due to current payables and accrued liabilities associated with drilling and recompletion activities and accrued interest payable at the end of each period.

     At September 30, 1998, the $1.4 million increase in current assets is primarily due to increased receivables related to the Oklahoma Properties acquired in December 1997, partially offset by a decrease in oil and gas purchaser receivables, due to declining crude oil and natural gas prices, and a reduction in the deferred tax receivable.

     At September 30, 1998, the $6.5 million increase in current liabilities is primarily due to the increase in trade payables associated with the Company's assumption of operator responsibilities relating to the acquisition of the Oklahoma Properties and accrued interest payable, partially offset by a reduction of accrued liabilities related to compensation, capital expenditures and costs related to the acquisition of the Oklahoma Properties.

     As of September 30, 1998, the amount available to the Company ("Borrowing Base") under its revolving credit facility (the "Restated Credit Agreement") for general corporate purposes was $300 million. Outstanding advances under the Restated Credit Agreement at September 30, 1998 were $276 million, all of which are classified as long term. The Restated Credit Agreement is scheduled to terminate January 2, 2003. Amounts outstanding up to $270 million under the Restated Credit Agreement accrue interest at the option of the Company at (i) Libor plus a maximum of 1.50% or (ii) the prime rate. Amounts outstanding in excess of $270 million accrue interest at the option of the Company at (i) Libor plus 2.50% or (ii) the prime rate plus 1.0%. At September 30, 1998, the Restated Credit Agreement lenders were Banque Paribas, Houston Agency; Bank One, Texas, N.A.; MeesPierson Capital Corp.; Bank of Scotland; Den Norske Bank; Christiania Bank; Credit Lyonnais; and Toronto Dominion Bank.

     The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of the accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (1.35 : 1) as well as current assets (including unused Borrowing Base) to current liabilities (1 : 1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends. In the third quarter, the minimum ratio of cash flow to interest expense was amended whereby the coverage ratio on September 30, 1998 was decreased from 1.5 to 1 to 1.35 to 1, increasing thereafter on a periodic basis to 2.5 to 1 on June 30, 2000.

     The Company's 8 7/8% Senior Subordinated Notes due 2007 ("Senior Notes") bear interest of 8 7/8% per annum payable semi-annually on April 15 and October
15. Currently, $150 million of Senior Notes are outstanding. The indenture issued in conjunction with the Company's Senior Notes also contains certain covenants, including covenants that limit (i) indebtedness, (ii) restricted payments, (iii) distributions from restricted subsidiaries, (iv) transactions with affiliates, (v) sales of assets and subsidiary stock (including sale and leaseback transactions), (vi) dividends and other payment restrictions affecting restricted subsidiaries and (vii) mergers or consolidations.

     The Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for fiscal year ended 2000. If the Company had adopted SFAS No. 133 during 1998 there would be no effect as the Company has no hedges outstanding at September 30, 1998. Although the future impact of adopting SFAS No. 133 has not been determined yet, the Company believes that the impact will not be material.

     Capital Expenditures. During the first nine months of 1998, the Company incurred capital expenditures of $62.5 million, including $5.9 million to acquire additional working interests in the Oklahoma fields, compared with $55.3 million for the first nine months of 1997. The capital expenditures incurred during the first nine months of 1998 were largely in connection with the development efforts, including recompletions, workovers and waterfloods, on existing wells in the Company's Brookhaven, Laurel, Martinville, Summerland, Bumpass, Tatums, East Fitts, North Alma Deese and Sholem Alechem fields. In addition, during the first nine months of 1998, the Company drilled 31 wells as follows: seven producing oil wells in the Laurel field, four producing oil wells in the Martinville field, two producing oil wells in the Summerland field, three producing oil wells and one dry hole in the Brookhaven field, four producing oil wells in the East Fitts field, three producing oil wells in the Tatums field, one producing gas well in the Bumpass field, one producing gas well in the Cranfield field and two producing gas wells and three dry holes in the Monroe field. The Company also had two drilling wells at September 30, 1998, one in the East Fitts field and one in the Cranfield field. General and administrative costs directly associated with the Company's exploration and development activities were $4.2 million for the first nine months of 1998, compared with $2.8 million for the first nine months of 1997, and are included in total capital expenditures. The increase in capitalized general and administrative cost is primarily due to increased capitalization of the Company's exploitation department resulting from an increased staff combined with a greater percentage of time allocation of existing staff to meet the requirements of the Company's increased exploration and development activities.

     The Company has no material capital commitments and is consequently able to adjust the level of its expenditures as circumstances warrant. During the latter part of the third quarter of 1998, the Company reduced capital expenditures pending approval of the Transaction. As a result, the Company is beginning to experience production declines due to normal depletion. The Company's assets are comprised of reserves which deplete with production. For the Company to experience growth and create increasing value it must find significant new quantities of oil and gas reserves. Therefore, for the Company to replace production and grow reserves, it must raise additional capital for future significant amounts of capital expenditures.

     As discussed above, significant amounts of capital expenditures are required to replace production and grow reserves. While the Company has identified many capital expenditure opportunities that accomplish the "growth" objective, it must balance the timing of such capital expenditures with the availability of capital raised and cash flow generated by the Company. The Company's short-term capital needs will be for its base capital budget for 1999 of approximately $60 million and for an acquisition or series of acquisitions with purchase prices ranging from $10 million to $500 million. Funds for these capital plans are expected to be derived from cash flow from operations, especially to the extent crude oil prices begin increasing, and availability under the Company's bank credit facilities. The longer term capital needs of the Company will be for future development of properties currently owned by the Company and properties that may be acquired during 1999. If the shareholders of the Company do not approve the Transaction, the Company's ability to find an alternative transaction to the Transaction, such as other equity issuances or asset dispositions, will impact greatly upon the Company's ability to fulfill its short and long-term capital spending program and there can be no assurances that the Company will be able to find or enter into an appropriate alternative transaction.

     The Company's borrowing base is based upon the agent banks' consensus pricing strip, which uses escalating future prices. This consensus pricing strip is not directly related to current New York Mercantile Exchange ("NYMEX") pricing. Each individual bank has its own internal forecast of product prices, based upon their own beliefs. These forecasts of "price strips" are used for determining borrowing bases for their customers' loans. The three agent banks for the Company's credit facility meet and develop a compromise "consensus pricing strip". Sustained periods of low product prices usually affect forward outlooks. The lower the "pricing strip", the lower the present worth of future production and thus a lower borrowing base for commercial bank loans. So long as such consensus pricing strip combined with the Company's proved reserves calculate a borrowing base in excess of the current borrowings and future capital expenditures of the Company, then the Company would not have any limitations to the available capital resources. However, the sustained low crude oil price environment may have an adverse affect on the consensus pricing strip. In such a case, the Company could face limitations on its ability to provide debt financings adequate to fund future capital expenditures, and if adverse enough, could cause some repayment of excess borrowings over borrowing base to occur. As discussed more fully under "Proposed Equity Contribution", the Company has entered into an agreement to issue $250 million of equity subject to shareholder approval. The Company intends to use the net proceeds of approximately $234 million initially to repay a portion of its borrowings under the Company's bank credit facility.

     Proposed Equity Contribution. The Company has entered into an agreement to issue shares of its common stock at $6.00 per share, for a total purchase price of approximately $250 million (the "Transaction") to HM4 Coho L.P. ("HM4"), a limited partnership managed by Hicks, Muse, Tate & Furst Incorporated. The issuance of the shares is subject to shareholder approval at a meeting scheduled for December 4, 1998, and, if approved, will be issued at a closing expected to be held during the fourth quarter of 1998. Currently, the Company intends to use the net proceeds of approximately $234 million initially to repay a portion of its borrowings under the Company's bank credit facility. In connection with the Transaction, the Company has paid an affiliate of HM4 a financial advisory fee of $1.25 million and, if the Transaction is approved before December 31, 1998, will pay such affiliate an additional fee of $8.75 million. If the shareholders of the Company do not approve the Transaction before December 31, 1998, the Company will be obligated to pay to HM4 on or before December 31, 1998 a fee of $8.75 million, $5.0 million of which may, at the Company's option and subject to certain conditions, be paid by issuing to HM4 1,000,000 shares of Common Stock.

     Hedging Activities. Crude oil and natural gas prices are subject to significant seasonal, political and other variables which are beyond the Company's control. In an effort to reduce the effect on the Company of the volatility of the prices received for crude oil and natural gas, the Company has entered, and expects to continue to enter, into crude oil and natural gas hedging transactions. The Company's hedging program is intended to stabilize cash flow and thus allow the Company to minimize its exposure to price fluctuations. Because all hedging transactions are tied directly to the Company's crude oil and natural gas production, the Company does not believe that such transactions are of a speculative nature. Gains and losses on these hedging transactions are reflected in crude oil and natural gas revenues at the time of sale of the hedged production. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price on NYMEX for the last three days during the month in which the hedge is in place. At September 30, 1998, the Company has no natural gas or crude oil production hedged and there were no deferred or unrealized hedging gains or losses.

     Year 2000 Issue. The Company has assessed and continues to assess the impact of the "year 2000" issue on its reporting systems and operations. The "year 2000" issue exists because main computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company expects the accounting computer systems to be year 2000 compliant by year end. Year 2000 evaluation has been completed on all systems. All network infrastructure is year 2000 compliant with all desktop systems in the corporate headquarters expected to be year 2000 ready by year end 1998. The Company is in the process of reviewing field operational systems and should complete year 2000 certification by mid-year 1999 and anticipates having a contingency plan in place no later than the third quarter of 1999. In addition, the Company is in the process of reviewing year 2000 compliance plans and progress with major suppliers and purchasers. Management does not estimate future expenditures related to the year 2000 exposure to be material.

RESULTS OF OPERATIONS

                                         NINE MONTHS ENDED      THREE MONTHS ENDED
                                           SEPTEMBER 30            SEPTEMBER 30
                                       -------------------     -------------------
                                         1997        1998        1997        1998
                                       -------     -------     -------     -------
                                 (IN THOUSANDS, EXCEPT PER DAY, PER BBL AND PER MCF DATA)

Selected Operating Data

Production
   Crude Oil (Bbl/day) ...........       7,466      14,501       8,219      14,271
   Natural Gas (Mcf/day) .........      20,628      23,966      22,685      23,310
   BOE (Bbl/day) .................      10,904      18,495      12,000      18,156

Average Sales Prices
   Crude Oil per Bbl .............     $ 16.44     $ 10.81     $ 15.45     $  9.67
   Natural Gas per Mcf ...........     $  2.13     $  1.99     $  2.06     $  1.79

Other
   Production costs per BOE (1)...     $  3.91     $  4.16     $  4.04     $  3.92
   Depletion per BOE .............     $  4.73     $  4.40     $  4.63     $  4.32

Revenues
   Production revenues
       Crude Oil .................     $33,504     $42,785     $11,678     $12,690
       Natural Gas ...............      12,002      13,044       4,307       3,849
                                       -------     -------     -------     -------
                                       $45,506     $55,829     $15,985     $16,539
                                       =======     =======     =======     =======

--------------------------
(1) Includes lease operating expenses and production taxes.

     Operating Revenues. During the first nine months of 1998, production revenues increased 23% to $55.8 million as compared to $45.5 million for the same period in 1997. This increase was due to a 94% increase in crude oil production and a 16% increase in natural gas production, substantially offset by decreases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 34% and 7%, respectively. For the three months ended September 30, 1998, production revenue increased 3% to $16.5 million as compared to $16.0 million for the same period in 1997. This increase was principally due to a 74% increase in crude oil production and a 3% increase in natural gas production, substantially offset by a decrease in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 37% and 13%, respectively.

     The 16% increase in daily natural gas production during the first nine months of 1998 is primarily due to a 26% increase in production as a result of the December 1997 acquisition of the Oklahoma Properties, partially offset by production declines on the Company's Brookhaven, Martinville, North Padre and Monroe fields. The 94% increase in daily crude oil production during the first nine months of 1998 is primarily due to an 80% increase in production as a result of the acquisition of the Oklahoma Properties and a 13% increase in production due to significant production increases made in the Martinville and Brookhaven fields, with production from such fields increasing by 33% and 43%, respectively.

     Average crude oil prices, including hedging gains and losses, decreased during the first nine months of 1998 compared to the same period in 1997 due to declining oil prices which can be attributed to several factors, including: lack of cold weather, increased storage inventories and perceptions of the effects of increased quotas or lack of adherence to quotas from the Organization of Petroleum Exporting Countries. The posted price for the Company's crude oil averaged $11.92 per Bbl for the nine months ended September 30, 1998, a 36% decrease from the average posted price of $18.61 per Bbl experienced in the first nine months of 1997. The price per Bbl received by the Company is adjusted for the quality and gravity of the crude oil and is generally lower than the posted price.

     The realized price for the Company's natural gas, including hedging gains and losses, decreased 7% during the first nine months of 1998 as compared to the first nine months of 1997 from $2.13 per Mcf in the first nine months of 1997 to $1.99 per Mcf in the first nine months of 1998, due to a lack of cold weather and market volatility.

     Production revenues for the nine months ended September 30, 1998 included no crude oil hedging gains or losses compared to crude oil hedging losses of $396,000 ($0.19 per Bbl) for the same period in 1997. Production revenues in 1998 included natural gas hedging gains of $488,000 ($0.07 per Mcf) compared to natural gas hedging gains of $142,000 ($0.03 per Mcf) for the same period in 1997. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate on the NYMEX for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas.

     Expenses. Production expenses (including production taxes) were $21.0 million for the first nine months of 1998 compared to $11.6 million for the first nine months of 1997 and $6.5 million for the third quarter of 1998 compared to $4.5 million for the same period in 1997. On a BOE basis, production costs increased 6% to $4.16 per BOE in 1998 compared to $3.91 per BOE in 1997 for the nine month periods and decreased 3% to $3.92 per BOE in 1998 compared to $4.04 per BOE in 1997 for the three month periods. The increase in expenses for the comparable nine month periods is primarily due to increased production and an increase of approximately $8.4 million relating to the recently acquired Oklahoma Properties, partially offset by reduced operating costs per BOE on the Company's Mississippi properties due to improved operating efficiencies and due to a reduction of repairs during the third quarter of 1998. Due to the decline in oil prices, the Company has significantly reduced both minor and major well repairs.

     General and administrative costs decreased 6% between the comparable nine month periods and increased 1% between the comparable three month periods. The decrease for the comparable nine month periods is primarily due to operator overhead charges to third parties related to the Oklahoma Properties, which are reflected as a reduction in general and administrative costs, and an increase in capitalization of salaries and other general and administrative costs directly associated with the Company's increased exploration and development activities, partially offset by increased personnel costs due to staff additions to handle the increased capital activities in Mississippi and increased costs associated with the acquisition of the Oklahoma Properties.

     Interest expense increased 231% for the nine month period ended September 30, 1998 compared to the same period in 1997, due to higher borrowing levels during 1998 as compared to 1997 and due to the sale of $150 million of the Company's 8f% Senior Subordinated Notes due 2007 on October 3, 1997, which bear a higher interest rate than borrowings under the Restated Credit Agreement. The borrowing levels increased throughout 1997 and 1998 due to additional borrowings to fund the Company's capital expenditure program and the December 1997 acquisition of the Oklahoma Properties.

     Depletion and depreciation expense increased 58% to $22.2 million for the nine months ended September 30, 1998 from $14.1 million for the comparable period in 1997, due to increased production, partially offset by a lower rate per BOE which decreased to $4.40 in 1998 from $4.73 in 1997. Depletion and depreciation expense increased 41% to $7.2 million for the three months ended September 30, 1998, as compared to $5.1 million for the comparable period in 1997, due to increased production volumes, partially offset by a lower rate per BOE which decreased to $4.32 in 1998 from $4.63 in 1997.

     In accordance with generally accepted accounting principles, at a point in time coinciding with the quarterly and annual reporting periods, the Company must test the carrying value of its crude oil and natural gas properties, net of related deferred taxes, against a calculated amount based on estimated reserve volumes valued at then current realized prices held flat for the life of the properties discounted at 10% per annum plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). At March 31, 1998 and June 30, 1998, the carrying values exceeded the cost center ceilings, resulting in non-cash writedowns of the crude oil and natural gas properties of $32 million and $41 million, respectively. These writedowns resulted from the declines in crude oil prices in the first and second quarters of 1998. No additional writedown was required as of September 30, 1998.

     Due to the factors discussed above, the Company's net losses for the three and nine months ended September 30, 1998 were $7.2 million and $71.1 million, respectively, as compared to net incomes of $1.4 million and $4.6 million, respectively, for the same periods in 1997. The 1998 losses include first and second quarter writedowns of the crude oil and natural gas properties of $32 million and $41 million, respectively.

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

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

           27 Financial Data Schedule


           (b)  REPORTS ON FORM 8-K

           The Company has filed with the Securities and Exchange Commission a Current Report on Form 8-K dated September 4, 1998, related to an agreement to issue approximately $250 of common equity at $6.00 per share to HM4 Coho L.P., a limited partnership managed by Hicks, Muse, Tate & Furst Incorporated.

                                COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COHO ENERGY, INC.
                                  (Registrant)

Date: November 13, 1998
                                  By: /s/ Jeffrey Clarke
                                     ------------------------------------------
                                          Jeffrey Clarke
                                  (Chairman, President, and Chief Executive
                                  Officer)

                                  By: /s/ Eddie M. LeBlanc,III
                                     ------------------------------------------
                                          Eddie M. LeBlanc, III
                                  (Sr. Vice President and Chief Financial
                                  Officer)

                               INDEX TO EXHIBITS


Exhibit
Number          Description
------          -----------

  27            Financial Data Schedule