Form 10-K405/A
period 1998-12-31
COHO ENERGY INC
filed 1999-04-30
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                              -------------------

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

                         Commission file number 0-22576

                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           Texas                                            75-2488635
--------------------------------                       ---------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                                 75240
--------------------------------                            ----------
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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the directors of the Company and certain information with respect to each of them are set forth below:


                  DIRECTOR                           AGE              SINCE*
                  --------                           ---              ------
                  Jeffrey Clarke                     53                1982
                  Louis F. Crane(a)                  57                1993
                  Alan Edgar (b)                     53                1998
                  Kenneth H. Lambert(a)              53                1980
                  Douglas R. Martin(b)               53                1990
                  Jake Taylor(b)                     52                1993

                  ------------

                  (a) Member of the Audit Committee
                  (b) Member of the Compensation Committee

* Represents the year each individual became a director of the Company or its predecessor Coho Resources, Inc. ("CRI")


         Jeffrey Clarke has served as Chairman of the Company since October 1993 and as President and Chief Executive Officer of the Company since September 1993. Mr. Clarke served as Executive Vice President and Chief Operating Officer of CRI from May 1982 until May 1990, as President and Chief Operating Officer of CRI from May 1990 to October 1992 and as President and Chief Executive Officer of CRI since October 1992. He served as Senior Vice President, Chief Operating Officer and a director of Coho Resources Limited ("CRL") from 1984 to October 1992 and as President and Chief Executive Officer of CRL since October 1992 and has been engaged by CRL in various capacities since 1980.

         Louis F. Crane has served as President and Chief Executive Officer of Orleans Capital (investment portfolio management firm) since November 1991. Mr. Crane is Chairman of the Board of Offshore Logistics Inc. and a director of Columbia Universal Corp.

         Alan Edgar has been an independent financial consultant since January 1999 and prior thereto served as Managing Director, Co-head Energy Group with Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking firm, from 1990 until his retirement in December, 1998.

         Kenneth H. Lambert served as Chairman of the Board of Directors of CRI from 1980 until September 1993, as Chief Executive Officer of CRI from 1980 to 1992 and as President of CRI from 1980 to 1990. Mr. Lambert served as President and Chief Executive Officer of CRL from 1980 to June 1992, and as Chairman of the Board of CRL from June 1992 until September 1993. Mr. Lambert has served as President and Chief Executive Officer of Nugold Technology Ltd. (a private company dealing in the recovery of precious metals) since April 1993. Mr. Lambert is chairman of the board, president, chief executive officer and director of Edmonton International Industries Ltd. (a Canadian public investment holding company), the Chairman of the Board of Destination Resorts, Inc. (a Canadian public resort development corporation) and Chairman of the Board of Oz New Media (a Canadian public educational network, multimedia and digital content company).

         Douglas R. Martin has served as Chairman of Pursuit Resources Corp. (a Canadian public oil and gas company) since September 1993. Mr. Martin served as Senior Vice President and Chief Financial Officer of CRI from May 1990 to August 1993. He served as CRL's Senior Vice President and Chief Financial Officer from April 1990 to August 1993.

         Jake Taylor has been an independent financial consultant since 1989.

         Pursuant to the terms of the Registration Rights and Shareholder Agreement dated May 12, 1998 (the "Agreement") among Energy Investment Partnership No. 1, L.P. ("EIP") and the Company, the Company has agreed to nominate the number of designees to which EIP are entitled for election to the Board of Directors of the Company at each annual meeting of the Company's shareholders. To date, EIP has not made any nominations for the Company's 1999 Annual Meeting of Shareholders. In the event the shares of Common Stock owned by EIP shall be both less than one million shares and less than 4% of the outstanding shares of Common Stock, the Company's obligation under the Agreement to nominate any designees of EIP to the Board ceases. The Agreement further provides that, if the Company's proxy statement for any annual meeting includes a recommendation regarding the election of any other nominees to the Company's Board of Directors, the Company must include a recommendation that the shareholders also vote in favor of the nominees of EIP. So long as any designee of EIP serves as a director of the Company, the Company agreed to appoint one of such designees to be a member of the Compensation Committee of the Board and, in the event the Board of Directors establishes an Executive Committee, the Executive Committee of the Board.

         Jeffrey Clarke, Chairman, President and Chief Executive Officer of the Company, and Keri Clarke, Vice President, Land and Environmental/Regulatory Affairs of the Company, are brothers. There is no other family relationship between any director, executive officer or person nominated or chosen by the registrant to become a director or executive officer.

         The names of the executive officers of the Company and certain information with respect to them are set forth below:


              NAME                  AGE                                      POSITION
              ----                  ---                                      --------
Jeffrey Clarke                      53      Chairman, President, Chief Executive Officer and Director
R. M. Pearce                        47      Executive Vice President and Chief Operating Officer
Eddie M. LeBlanc, III               50      Senior Vice President and Chief Financial Officer
Anne Marie O'Gorman                 40      Senior Vice President, Corporate Development and
                                            Corporate Secretary
Keri Clarke                         43      Vice President, Land and Environmental/Regulatory Affairs
R. Lynn Guillory                    51      Vice President, Human Resources and Administration
Gary Hoge                           55      Vice President, Exploration
Larry L. Keller                     40      Vice President, Mid-Continent Division
Susan J. McAden                     41      Vice President & Controller
Patrick S. Wright                   42      Vice President, Gulf Coast Division
Joseph Ragusa                       45      Treasurer

         For information concerning Jeffrey Clarke, see above.

         R. M. Pearce has served as Executive Vice President and Chief Operating Officer of the Company since August 1995 and has been an officer of the Company since November 1993. From July 1991 to October 1993, Mr. Pearce served as President of GRL Production Services Company.

         Eddie M. LeBlanc, III joined the Company as Senior Vice President and Chief Financial Officer when the Company acquired Interstate Natural Gas Company ("ING") on December 8, 1994. From the inception of ING in March 1992 through its acquisition by the Company, Mr. LeBlanc was Senior Vice President and Chief Financial Officer of ING.

         Anne Marie O'Gorman was appointed Senior Vice President, Corporate Development, in March 1996 and was Vice President, Corporate Development, of the Company (and CRI, prior to September 1993) from August 1993. Ms. O'Gorman had been employed by CRI or CRL in various capacities since 1985. Ms. O'Gorman has served as Secretary of the Company since September 1993.

         Keri Clarke has served as Vice President, Land and
Environmental/Regulatory Affairs, of the Company (and CRI, prior to September
1993) since 1989. He has also been employed by CRL in various positions since 1981.

         R. Lynn Guillory joined the Company as Vice President, Human Resources and Administration, when the Company acquired ING on December 8, 1994. Mr. Guillory held that same position with ING since its inception in March 1992.

         Gary Hoge joined the Company as Vice President, Exploration in April 1998. From 1994 until he joined the Company , Mr. Hoge served as Vice President, Exploration for Greenhill Petroleum. From 1992 until 1994 Mr. Hoge served in several senior positions with Coffman Exploration and Cielo Energy.

         Larry L. Keller has served as Vice President, Mid-Continent Division since August 1998 and Vice President, Exploitation, of the Company (and CRI, prior to September 1993) from August 1993 and had been employed in various engineering positions with CRI since July 1990.

         Susan J. McAden was appointed Vice President and Controller in January 1998 and joined the Company as Controller in February 1995. From September 1993 to February 1995, Ms. McAden was Vice President and Controller of Lincoln Property Company (a property development and management company). From November 1990 to September 1993, Ms. McAden was Chief Accounting Officer and Treasurer of Concap Equities, Inc. (the acting general partner for sixteen public real estate partnerships).

         Patrick S. Wright has served as Vice President, Gulf Coast Division since August 1998 and joined the Company as Vice President, Operations, in January 1996. From January 1991 until he joined the Company, Mr. Wright served in several managerial positions with Snyder Oil Corporation (an international oil and gas exploration and production company).

         Joseph Ragusa was appointed Treasurer in January 1998 and joined the Company as Assistant Treasurer when the Company acquired ING on December 8, 1994. Mr. Ragusa held that same position with ING since January 1993.

ITEM 11.  EXECUTIVE COMPENSATION

         The following tables set forth information with respect to the five most highly compensated executive officers, including the Chief Executive Officer, in 1998.

                           SUMMARY COMPENSATION TABLE



                                                           ANNUAL COMPENSATION              LONG-TERM
                                                    ------------------------------        COMPENSATION
                                                                                            AWARDS
                                                                                          ------------
                                                                                           SECURITIES
                                                                                           UNDERLYING        ALL OTHER
        NAME AND PRINCIPAL POSITION         YEAR        SALARY            BONUS            OPTIONS(#)       COMPENSATION
        ---------------------------         ----        ------            -----           ------------      ------------
Jeffrey Clarke                              1998       $300,000          $      0                --           $378,060
   President and Chief                      1997       $265,000          $250,000           300,000           $ 52,539
   Executive Officer (1)(6)                 1996       $258,333          $350,000                --           $ 47,811

R. M. Pearce                                1998       $225,000          $      0                --           $ 17,171
   Executive Vice President and             1997       $195,000          $140,000           160,000           $ 13,954
   Chief Operating Officer (2)              1996       $192,250          $212,000           100,000           $  7,768

Eddie M. LeBlanc, III                       1998       $175,000          $      0                --           $ 12,835
   Senior Vice President and                1997       $161,650          $ 85,000           150,000           $ 11,170
   Chief Financial Officer (3)              1996       $160,125          $136,000                --           $  7,014

Anne Marie O'Gorman                         1998       $175,000          $      0                --           $ 83,106
   Senior Vice President                    1997       $161,650          $ 85,000           100,000           $ 10,516
   Corporate Development and                1996       $153,875          $148,620            50,000           $  6,112
   Corporate Secretary (4)(6)

Larry L. Keller                             1998       $163,000          $      0                --           $ 83,685
   Vice President Exploitation (5)(6)       1997       $143,100          $ 65,000            45,000           $ 10,050
                                            1996       $141,750          $103,000                --           $  5,813



------------------------

(1) Mr. Clarke's All Other Compensation includes the Company's contributions to a 401(k) savings plan of $8,000, $8,000, and $4,750 in 1998, 1997 and 1996, respectively; premiums paid on a disability and life insurance policy of $32,656, $32,463, and $31,910 in 1998, 1997 and 1996, respectively; and $12,076, $12,076 and $11,152 in 1998, 1997 and 1996, respectively, of imputed interest on a loan from the Company.

(2) Mr. Pearce's All Other Compensation includes the Company's contribution to a 401(k) savings plan of $8,000,$8,000 and $4,750 in 1998, 1997 and
         1996, respectively; and premiums paid on a disability policy of $9,171, $5,954 and $3,018 in 1998, 1997 and 1996, respectively .

(3) Mr. LeBlanc's All Other Compensation includes the Company's contributions to a 401(k) savings plan of $8,000,$8,000, and $4,750 in 1998,1997 and 1996, respectively; and premiums paid on a disability policy of $4,835, $3,171, and $2,264 in 1998, 1997 and 1996, respectively.

(4) Ms. O'Gorman's All Other Compensation includes the Company's contributions to a 401(k) savings plan of $8,000, $8,000 and $4,750 in 1998, 1997 and 1996, respectively; and premiums paid on a disability policy of $3,429, $2,050, and $1,363 in 1998, 1997 and 1996, respectively. Ms. O'Gorman's bonus in 1996 included a $12,620 reimbursement of certain relocation expenses.

(5) Mr. Keller's All Other Compensation includes the Company's contribution to a 401(k) savings plan of $8,000, $8,000 and $4,597 in 1998, 1997 and
         1996, respectively; and premiums paid on a disability policy of $2,345, $2,050 and $1,216 in 1998, 1997 and 1996, respectively.

(6) Included in Other Compensation for Messrs. Clarke and Keller and Ms. O'Gorman for 1998 are $324,992, $73,331 and $71,678 , respectively. The amounts represent the payment by the Company on January 22, 1998 of the difference of the guaranteed price of $10.50 and the strike price of stock options exercised in October 1997 (see "Certain Relationships and Related Transactions").

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                   NUMBER OF SECURITIES UNDERLYING  VALUE OF UNEXERCISED IN-THE-
                                                    UNEXERCISED OPTIONS AT FISCAL   MONEY OPTIONS AT FISCAL YEAR-
                                                              YEAR-END                        END(1)
                             SHARES                           --------                        ------
                            ACQUIRED
                               ON         VALUE                        NON-
NAME                        EXERCISE    REALIZED     EXERCISABLE    EXERCISABLE     EXERCISABLE    NON-EXERCISABLE
----                        --------    --------     -----------    -----------     -----------    ---------------
Jeffrey Clarke                 ---        $---         579,373               0        $   0           $    0
R. M. Pearce                   ---        $---         420,000               0        $   0           $    0
Eddie M. LeBlanc, III          ---        $---         250,000               0        $   0           $    0
Anne Marie O'Gorman            ---        $---         225,983               0        $   0           $    0
Larry L. Keller                ---        $---          88,334          30,000        $   0           $    0

(1) Computed based upon the difference between the market price on December 31, 1998 of $2.81 per share and the exercise price per share.


EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements (each an "Employment Agreement") with each of Messrs. Clarke, Pearce and LeBlanc and Ms. O'Gorman, which provide for minimum annual compensation in the amount of $300,000, $225,000, $175,000 and $175,000, respectively, in each case to be reviewed annually by the Board of Directors for possible increases. Each Employment Agreement is for a term of three years, renewable annually for a term to extend two years from such renewal date unless either party gives notice. Each Employment Agreement entitles the officer to participate in such bonus, incentive compensation and other programs as are created by the Board. In the event any of Messrs. Clarke, Pearce or LeBlanc or Ms. O'Gorman terminates his or her employment for "Good Reason" (as defined below) or is terminated by the Company for other than "Cause" (as defined below), the Company would: (i) pay such individual a cash lump sum payment equal to two times the executive's then current annual rate of total compensation; and (ii) continue, until the first anniversary of the employment termination, health and medical benefits under the Company's plans (or the equivalent thereof). In the event any of Messrs. Clarke, Pearce or LeBlanc or Ms. O'Gorman terminates his or her employment for Good Reason or is terminated by the Company for other than Cause within three years of a "Change of Control" (as defined below), the Company will pay the executive an additional lump sum equal to .99 times his or her then current annual rate of total compensation and continue health benefits until the third anniversary of the employment termination. In the event any of Messrs. Clarke, Pearce or LeBlanc or Ms. O'Gorman becomes disabled or dies during the term of the respective Employment Agreement, the Company will pay the executive or his or her estate compensation under the Agreement for a six month period following such death or disability. Under the Deficit Reduction Act of 1984, severance payments contingent upon a "Change of Control" that exceeded a certain amount subject both the Company and the officer to adverse U.S. Federal income tax consequences. Each of the Employment Agreement was amended on March 17, 1997 to provide that the Company shall pay the officer a "gross-up" payment to insure that the officer receives the total benefit intended by the Employment Agreement.

         The term "Good Reason" is defined in each Employment Agreement generally to mean: (i) the failure by the Company to elect or re-elect such executive to his or her existing office with the Company without Cause; (ii) a material change by the Company of the executive's function, duties or responsibilities that would cause his or her position with the Company to become of less dignity, responsibility, importance or scope; (iii) the Company requires the executive to relocate his or her primary office to a location that is greater than 50 miles from the current location of the Company; or (iv) any other material breach of the Agreement by the Company. The term "Cause" is defined in each Employment Agreement generally to mean: (i) any material failure of the executive after written notice to perform his or her duties; (ii) commission of fraud by the executive against the Company, its affiliates or customers; (iii) a material breach by the executive of the confidentiality or non-competition provisions in the Employment Agreement; or (iv) conviction of the executive of a felony offense or a crime involving moral turpitude. Under each Employment Agreement, a "Change of Control" of the Company is deemed to have occurred if: (i) any person or group of persons acting in concert becomes the beneficial owner of 20 percent or more of the outstanding shares of Common Stock or the combined voting power of the Company's voting securities, with certain exceptions; (ii) individuals who as of the date of such agreement constitute the Board of Directors of the Company (or their designated successors) cease for any reason to constitute at least a majority thereof; or
(iii) there occurs a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the Company's assets unless, after the transaction, all or substantially all of those persons who were the beneficial owners of Common Stock prior to the transaction beneficially own more than 60 percent of the then outstanding common stock of the resulting corporation, no person who did not own Common Stock prior to the transaction beneficially owns 40 percent or more of the then outstanding common stock of the resulting corporation, and at least a majority of the Board of Directors of the corporation resulting from such transaction were members of the Board of Directors of the Company at the time of the execution of the initial agreement or of the action by the Board of Directors providing for the corporate transaction.

         The Company currently has an Executive Severance Agreement (the "Severance Agreement") with Larry L. Keller. The purpose of the Severance Agreement is to encourage the executive officer to continue to carry out his duties with the Company in the event of a "change of control" of the

Company. Under the Severance Agreement, a "change of control" of the Company is generally deemed to have occurred if: (i) any person or group of persons acting in concert becomes the beneficial owner of 20 percent or more of the outstanding shares of Common Stock or the combined voting power of the Company's voting securities, with certain exceptions; (ii) individuals who as of the date of such agreement constitute the Board of Directors of the Company (or their designated successors) cease for any reason to constitute at least a majority thereof;
(iii) there occurs a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the Company's assets unless, after the transaction, all or substantially all of those persons who were the beneficial owners of Common Stock prior to the transaction beneficially own more than 60 percent of the then outstanding common stock of the resulting corporation, except to the extent such ownership existed prior to the corporate transaction, no person (with certain exceptions) beneficially owns 20 percent or more of the then outstanding common stock of the resulting corporation, and at least a majority of the board of directors of the corporation resulting from such transaction were members of the Board of Directors of the Company at the time of the execution of the initial agreement or of the action by the Board of Directors providing for the corporate transaction; or (iv) the shareholders of the Company approve a complete liquidation or dissolution of the Company.

         The Severance Agreement provides for severance payments in the event of termination of the executive officer's employment within two years after a change of control of the Company, unless the executive's employment is terminated by the Company or its successor for "cause" or because of the executive's death, "disability" or "retirement" or by the executive's voluntary termination for other than "good reason", in each case as such terms are defined in the Severance Agreement. The benefits include (a) a lump sum payment equal to
1.5 times the highest salary plus bonus paid to the executive in any of the five years preceding the year of termination of employment; (b) salary to the date of termination; and (c) immediate vesting of all stock options or restricted stock awards that may have been granted to the executive under the Company's employee benefit plans; provided that, such options or restricted stock awards shall vest only to the extent the total payments to the executive under the Severance Agreement or otherwise would not be subject to excise taxes imposed under
Section 4999 of the Internal Revenue Code of 1986, as amended.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         At March 31, 1999 the members of the Compensation Committee were Douglas R. Martin, Alan Edgar and Jake Taylor. No member of the Compensation Committee was an officer of the Company at any time during 1998.

         During 1998 no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors; or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of The Company.


COMPENSATION OF DIRECTORS

         Director Fees

         Directors who are not employees of the Company receive a semi-annual retainer of $7,000 plus a fee of $500 for each Board or Board committee meeting attended or, if attendance is by telephone, a fee of $250 for each such meeting in which he participated. All directors are reimbursed for expenses incurred in attending Board or committee meetings. Employees of the Company who are also directors do not receive a retainer or fees for Board or committee meetings attended.

         Non-Employee Director Stock Option Plan

         Under the 1993 Non-Employee Director Stock Option Plan (the "Director Plan"), for so long as there is an adequate number of shares available for grant thereunder, each person who becomes a non-employee director of the Company is entitled to receive an option to purchase 5,000 shares of Common Stock at a price per share equal to the closing sale price of such stock on the date of his appointment or election. In addition, and for so long as there is then an adequate number of shares available for grant under the Director Plan, each non-employee director is entitled to receive, on the date of each annual meeting of the Company's shareholders at which he is re-elected as director, an option to purchase an additional 1,000 shares of Common Stock at the closing sale price on the date of grant; provided that, until a non-employee director shall have received options under the Director Plan for an aggregate of 15,000 shares of Common Stock, he shall receive an option to purchase 5,000 shares on the date of each annual meeting of the Company's shareholders at which he shall be re-elected as director.

         Options granted under the Director Plan are exercisable one year after the date of grant and must be exercised within five years from the date the option becomes exercisable. Such options terminate on the earlier of the date of the expiration of the option or one day less than one month after the date the optionee ceases to serve as a director of the Company for any reason other than death, disability or retirement of the director. If an optionee retires from the Board or dies while serving as a director of the Company, the option terminates on the earlier of the date of expiration of the option or one year following the date of retirement or death.

         During the year ended December 31, 1998, Messrs. Crane, Lambert, Martin and Taylor were each granted options under the Director Plan to acquire 1,000 shares of Common Stock, at an exercise price of $6.875 per share.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth information as to persons or entities who, to the knowledge of the Company based on information received from or on behalf of such persons, were the beneficial owners of more than 5% of the outstanding shares of Common Stock as of March 31, 1999. Unless otherwise specified, such persons have sole voting power and sole dispositive power with respect to all shares attributable to it.



                                                                AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP           PERCENT OF CLASS(1)
-------------------------------------                           --------------------           -------------------
Energy Investment Partnership No. 1
200 Crescent Court, Suite 1600
Dallas, TX 75201                                                    2,182,084(2)                       8.5%

Dimensional Fund Advisors
1299 Ocean Avenue, 11th floor
Santa Monica, CA 90401                                              1,672,500(3)                       6.5%

Wellington Management Company
75 State Street
Boston, Massachusetts 02109                                         1,529,519(4)                       5.9%



----------------------

(1) Based on 25,603,512 shares issued and outstanding as of March 31, 1999.

(2) Based solely on information contained in a Schedule 13G dated May 20, 1998 filed with the Commission. Energy Investment Partnership No. 1 is a general partnership and has shared voting and dispositive power with respect to 2,182,084 shares of Common Stock that are owned by the partnership.

(3) Based solely on information contained in a Schedule 13G dated January 1, 1999 filed with the Commission. Dimensional Fund Advisors Inc.acts as an investment advisor and has sole voting and dispositive power with respect to 1,672,500 shares of Common Stock that are owned by its clients.

(4) Based solely on information contained in a Schedule 13G dated January 1, 1999 filed with the Commission. Wellington Management Company acts as a financial advisor and has shared voting power with respect to 769,129 shares, and shared dispositive power with respect to 1,529,519 shares of Common Stock that are owned by its clients.

         The following table sets forth certain information with respect to Common Stock beneficially owned as of March 31, 1999 by each director of the Company, by each executive officer named in the Summary Compensation Table and by all directors and officers as a group. Unless otherwise specified, such persons have sole voting power and sole dispositive power with respect to all shares attributable to him or her.

                                                                  AMOUNT AND NATURE OF
                                                                       BENEFICIAL
                                                                      OWNERSHIP(1)        PERCENT OF CLASS
                                                                  --------------------    ----------------
Jeffrey Clarke ....................................                          649,161            2.5%
Louis F. Crane ....................................                           31,000             *
Alan E. Edgar                                                                480,000            1.9%
Larry L. Keller ...................................                          103,506             *
Eddie L. LeBlanc, III..............................                          251,000             *
Kenneth H. Lambert ................................                          428,714(2)         1.7%
Douglas R. Martin .................................                           20,000             *
Anne Marie O'Gorman ...............................                          242,317             *
R. M. Pearce ......................................                          425,000            1.6%
Jake Taylor .......................................                           71,400             *
All directors and executive officers as
  a group (16 persons) ............................                        2,941,896           11.5%

--------------------------

*  Less than 1%

(1)  Includes 579,373, 17,000, 88,334, 250,000, 19,000, 420,000, 17,000, 225,983
     and 1,903,034 shares that may be acquired within 60 days upon the exercise of stock options held by Messrs. Clarke, Crane, Keller, LeBlanc, Martin, Pearce and Taylor, Ms. O'Gorman and all directors and executive officers as a group, respectively.

(2) Mr. Lambert is the beneficial owner of the shares held by Lambert Management Ltd., Lambert Holdings, Ltd., Edmonton International Industries Ltd., 372268 Alberta Ltd., 249172 Alberta Ltd. and 297139 Alberta Ltd. The number of shares shown as beneficially owned by Mr. Lambert include the shares owned by such entities and also include 48,046 shares that may be acquired by Mr. Lambert within 60 days upon the exercise of stock options. Included in Mr. Lambert's total shares are 31,984 which are held by family members; Mr. Lambert claims no beneficial interest in these shares.

         In addition to the foregoing options, Messrs. Crane, Keller, Lambert, Martin and Taylor, and all executive officers and directors as a group held options to acquire 1,000, 30,000, 1,000, 1,000, 1,000 and 120,997 shares of
Common Stock, respectively, which options were not exercisable within 60 days.


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Under the terms of a Financial Advisory Agreement entered in to between the Company and Hicks, Muse & Co. Partners, L.P. ("HMCo"), on August 21, 1998, the Company paid HMCo $1,250,000 as compensation for HMCo's services as a financial advisor to the Company and its subsidiaries in connection with an agreement to issue common stock of the Company to HM4 Coho L.P. ("HM4"). John R. Muse and Lawrence D. Stuart, Jr., are each limited partners in HMCo and limited partners of a limited partner in HM4, and at the time of the payment to HMCo, were directors of the Company pursuant to an agreement with EIP. See "Item 10. Directors and Executive Officers of the Registrant". On March 18, 1999, Messrs, Muse and Stuart resigned from the board of directors of the Company.

         Mr. Frederick Campbell, a director of the Company until the annual meeting date of May 12, 1998, through a corporation he controls, owns an approximate 2.5% working interest in certain of the properties in the Laurel field in which the Company has an interest and owns an approximate 5% working interest in substantially all of the properties in the Glazier field in which CRI has an interest.

         In May 1990 the Company made a non-interest bearing loan in the amount of $205,000 to Mr. Jeffrey Clarke, Chairman, President and Chief Executive Officer of the Company, to assist him in the purchase of a house in Dallas, Texas. The loan is unsecured and repayable when Mr.
Clarke ceases to be employed by the Company or its subsidiaries.

         In October 1997 the Company made non-interest bearing sole recourse loans to Jeffrey Clarke, Chairman, President and Chief Executive Officer, Anne Marie O'Gorman, Senior Vice President Corporate Development, Larry Keller, Vice President Exploitation and Kenneth Lambert, a Director, in the amounts of $383,064, $84,006, $66,665 and $88,375, respectively, to assist them in the exercise of expiring options. At the time of the expiration of such options all of the officers and directors of the Company were subject to a ninety day lock up agreement with the underwriters of the Company's 1997 equity offering. Under the terms of this agreement the officers and directors were not able to sell any shares of the Company and would not have had the funds necessary to purchase the stock without the loan. In addition to the loan, the Company also provided a guaranteed price of $10.50 (the price of the Common Stock in the 1997 equity offering) to be received by Messrs. Clarke, Keller and Lambert and Ms. O'Gorman.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          COHO ENERGY, INC.
                                  (Registrant)


Date: April 30, 1999                      /s/ EDDIE M. LEBLANC, III
                                          -----------------------------------
                                          Eddie M. LeBlanc, III
                                          Senior Vice President and
                                          Chief Financial Officer