Form 10-Q
period 1999-03-31
COHO ENERGY INC
filed 1999-05-17
CIK 908797

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
                                   ---------
(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to        .
                                                   -------    -------

                         Commission file number 0-22576


                               COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


        Texas                                                75-2488635
-------------------------------                          ----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                                  75240
----------------------------------------                    ----------
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

                             Yes   X     No
                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at May 10, 1999
  ----------------------------                   ---------------------------
  Common Stock, $.01 par value                          25,603,512

                                     INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                           Report of Independent Public Accountants...............................................1

                           Condensed Consolidated Balance Sheets -
                           December 31, 1998 and March 31, 1999...................................................2

                           Condensed Consolidated Statements of Operations -
                           three months ended March 31, 1998 and 1999............................................ 3

                           Condensed Consolidated Statements of Cash Flows -
                           three months ended March 31, 1998 and 1999............................................ 4

                           Notes to Condensed Consolidated Financial Statements.................................. 5

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..........................................8

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................... 13


PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings.....................................................................14

                  Item 2.  Changes in Securities.................................................................14

                  Item 3.  Defaults Upon Senior Securities.......................................................14

                  Item 4.  Submission of Matters to a Vote of Security Holders...................................14

                  Item 5.  Other Information.....................................................................14

                  Item 6.  Exhibits and Reports on Form 8-K......................................................15

                  Signatures.....................................................................................16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.:

       We have reviewed the accompanying condensed balance sheet of Coho Energy, Inc. and subsidiaries as of March 31, 1999 and the related condensed statements of operations and the condensed statement of cash flows for the three month period ended March 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Coho Energy, Inc. and subsidiaries.

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

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has received two notices of default from its lenders under its existing bank credit facility and may be in default under the terms of its 8 7/8% Senior Subordinated notes, and projects negative cash flow from operations in 1999 that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




                                        Arthur Andersen LLP

Dallas, Texas
May 7, 1999

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                      ASSETS

                                                                                                DECEMBER 31     MARCH 31
                                                                                                   1998           1999
                                                                                                 ---------      ---------
                                                                                                               (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents ...............................................................     $   6,901      $   6,060
   Cash in escrow ..........................................................................         1,505          1,522
   Accounts receivable, principally trade ..................................................         9,960          8,204
   Other current assets ....................................................................           948            644
                                                                                                 ---------      ---------
                                                                                                    19,314         16,430
PROPERTY AND EQUIPMENT, at cost net of accumulated depletion and
   depreciation, based on full cost accounting method (note 3) .............................       324,574        320,655
OTHER ASSETS ...............................................................................         6,180          5,971
                                                                                                 ---------      ---------
                                                                                                 $ 350,068      $ 343,056
                                                                                                 =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, principally trade .....................................................     $   5,577      $   2,420
   Accrued liabilities and other payables ..................................................        18,003         18,517
   Current portion of long term debt (note 4) ..............................................       384,031        388,649
                                                                                                 ---------      ---------
                                                                                                   407,611        409,586
LONG TERM DEBT, excluding current portion ..................................................          --             --
DEFERRED INCOME TAXES ......................................................................          --             --
                                                                                                 ---------      ---------
                                                                                                   407,611        409,586
COMMITMENTS AND CONTINGENCIES (note 6) .....................................................         3,700          3,700

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 per share
     Authorized 10,000,000 shares, none issued
   Common stock, par value $0.01 per share
     Authorized 100,000,000 shares
     Issued and outstanding 25,603,512 shares ..............................................           256            256
   Additional paid-in capital ..............................................................       137,812        137,812
   Retained deficit ........................................................................      (199,311)      (208,298)
                                                                                                 ---------      ---------
       Total shareholders' equity ..........................................................       (61,243)       (70,230)
                                                                                                 ---------      ---------
                                                                                                 $ 350,068      $ 343,056
                                                                                                 =========      =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                            ------------------------
                                                                                               1998          1999
                                                                                            ----------   -----------
OPERATING REVENUES
   Net crude oil and natural gas production............................................     $   21,143   $     8,967
                                                                                            ----------   -----------
OPERATING EXPENSES
   Crude oil and natural gas production................................................          6,413         3,487
   Taxes on oil and gas production.....................................................          1,002           286
   General and administrative..........................................................          2,140         2,727
   Reorganization costs................................................................             --           297
   Depletion and depreciation..........................................................          7,794         3,594
   Writedown of crude oil and natural gas properties...................................         32,000            --
                                                                                            ----------   -----------
       Total operating expenses........................................................         49,349        10,391
                                                                                            ----------   -----------
OPERATING LOSS.........................................................................        (28,206)       (1,424)
                                                                                            ----------   -----------
OTHER INCOME AND EXPENSES
   Interest and other income...........................................................             46            89
   Interest expense....................................................................         (7,809)       (7,652)
                                                                                            ----------   -----------
                                                                                                (7,763)       (7,563)
                                                                                            ----------   -----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES...............................................        (35,969)       (8,987)

INCOME TAX BENEFIT.....................................................................        (13,668)           --
                                                                                            ----------   -----------
NET LOSS...............................................................................     $  (22,301)  $    (8,987)
                                                                                            ==========   ===========
BASIC LOSS PER COMMON SHARE (note 5)...................................................     $     (.87)  $     (.35)
                                                                                            ==========   ==========
DILUTED LOSS PER COMMON SHARE (note 5).................................................     $     (.87)  $     (.35)
                                                                                            ==========   ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                          --------------------------
                                                                                              1998          1999
                                                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss............................................................................   $    (22,301) $     (8,987)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depletion and depreciation........................................................          7,794         3,594
     Writedown of crude oil and natural gas properties.................................         32,000           ---
     Deferred income tax benefit.......................................................        (13,689)          ---
     Amortization of debt issue costs and other........................................            208           255
   Changes in operating assets and liabilities:
     Accounts receivable and other assets..............................................         (1,105)        2,024
     Accounts payable and accrued liabilities..........................................          4,740        (1,345)
                                                                                          ------------  ------------
Net cash provided by (used in) operating activities....................................          7,647        (4,459)
                                                                                          ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment..............................................................        (22,639)          326
   Changes in accounts payable and accrued liabilities related to
     exploration and development.......................................................          1,762        (1,297)
                                                                                          ------------  ------------
Net cash used in investing activities..................................................        (20,877)         (971)
                                                                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in long term debt..........................................................         11,029         4,600
   Repayment of long term debt.........................................................            (11)          (11)
                                                                                          ------------  ------------
Net cash provided by financing activities..............................................         11,018         4,589
                                                                                          ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................................         (2,212)         (841)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................          3,817         6,901
                                                                                          ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................   $      1,605  $      6,060
                                                                                          ============  ============
CASH PAID DURING THE PERIOD FOR:
     Interest..........................................................................   $      4,395  $      4,748
     Income taxes......................................................................   $        ---  $         33


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1999
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

GENERAL

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   FUTURE OPERATIONS

     The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to a continued period of depressed prices since December 1997 and production declines, the Company generated an operating loss of $185 million for the year ended December 31, 1998, including a writedown of its oil and gas properties of $188 million, and an operating loss of $1.4 million for the three months ended March 31, 1999.

     Additionally, as discussed in Note 4, the Company received two separate notices of default in March and April 1999 from its lenders under its existing bank credit facility because the Company was unable to cure an over advance position of $89.6 million due to the reduction of its borrowing base as a result of the depressed crude oil and natural gas prices. Additionally, the Company did not make the April 6, 1999 interest payment of approximately $4 million due on its bank credit facility, the May 3, 1999 interest payment of approximately $1 million due on its bank credit facility or the April 15, 1999 interest payment of approximately $6.7 million due on its 8 7/8% Senior Subordinated Notes ("Senior Notes"). Although the lenders under the existing bank credit facility have not accelerated the full principal amount outstanding of $239.6 million as of March 31, 1999 and although the Company has until May 15, 1999 to make its interest payment on the Senior Notes before being considered in default on the Senior Notes, all amounts outstanding under these facilities as of March 31, 1999 have been classified as current maturities because the Company is currently unable to cure the existing or pending defaults within the required terms of the related agreements. As of May 4, 1999, the Company has obtained a forbearance letter from its bank group whereby the bank group will forbear from exercising its remedies under the bank credit facility through May 14, 1999.

     The Company is exploring its alternatives to resolve its current liquidity problems, including (a) the current default under the existing bank credit facility, (b) the potential acceleration of all amounts due under its existing bank credit facility and the Senior Notes, and (c) inadequate cash flow from operations to support past due and accruing interest due on the bank credit facility and on the Senior Notes or to meet other accrued liabilities as they become due. The alternatives available to the Company include, but are not limited to, the conversion of a portion or all of the Senior Notes to equity, raising additional equity and/or refinancing the Company's existing bank credit facility to make overdue principal and interest payments on its indebtedness and to provide additional capital to fund repairs on and the continued development of the Company's properties. The Company is also evaluating cost reduction programs to enhance cash flow from operations. There can be no assurance that the Company will be successful in resolving its liquidity problems

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


through the alternatives set forth above and may seek protection under Chapter 11 of the United States Bankruptcy Code while pursuing its other financing and/or reorganization alternatives. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including $320.7 million in net property, plant and equipment) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon raising additional equity and/or the refinancing of the Company's existing bank credit facility and the conversion of a portion or all of the Senior Notes to equity.

3.   PROPERTY AND EQUIPMENT


                                                                            December 31      March 31
                                                                                1998          1999
                                                                             ---------      ---------
      Crude oil and natural gas leases and rights including exploration,
          development and equipment thereon, at cost ...................     $ 678,547      $ 678,222
      Accumulated depletion and depreciation ...........................      (353,973)      (357,567)
                                                                             ---------      ---------
                                                                             $ 324,574      $ 320,655
                                                                             =========      =========

     Overhead expenditures directly associated with exploration and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $1,245,000 and $-0- for the three months ended March 31, 1998 and 1999, respectively.

     During the three months ended March 31, 1998 and 1999, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     Unproved crude oil and natural gas properties totalling $58,854,000 and $58,958,000 at December 31, 1998 and March 31, 1999, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

4.   LONG-TERM DEBT

     On February 22, 1999, the Company was informed by the lenders under the Revolving Credit Facility that its borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. The Company was unable to cure the over advance as required by the Revolving Credit Facility by March 2, 1999 by either (a) providing collateral with value and quantity in amounts equal to such excess, (b) prepaying, without premium or penalty, such excess plus accrued interest or (c) paying the first of five equal monthly installments to repay the over advance. On March 8, 1999 and April 5, 1999, the Company received two separate written notices from the lenders under the Revolving Credit Facility that it was in default under the terms of the Revolving Credit Facility and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, the Company did not pay the April 6, 1999 interest payment of approximately $4 million or the May 3, 1999 interest payment of approximately $1 million due on its bank borrowings. On May 7, 1999, the Company paid $2 million as a partial payment on past due interest. As a result of the payment defaults, the past due installments to repay the over advance and the past due interest payments will bear interest at the default interest rate of prime plus 4%. Although the lenders have not accelerated the full amount outstanding under the Revolving Credit Facility, the outstanding advances of $239.6 million as of March 31, 1999 have been reclassified to current maturities because the

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company is currently unable to cure the default within the required terms. As of May 4, 1999, the Company has obtained a forbearance letter from its bank group whereby the bank group will forbear from exercising its remedies under the bank credit facility through May 14, 1999. The Company is continuing its discussions with the lenders under the Revolving Credit Facility in an attempt to restructure this repayment schedule so that the Company can continue to pursue alternative arrangements.

     The Restated Credit Agreement contains certain financial and other covenants including, among other covenants, (i) the maintenance of minimum amounts of shareholders' equity, (ii) maintenance of minimum ratios of cash flow to interest expense as well as current assets to current liabilities, (iii) limitations, on the Company's ability to incur additional debt, and (iv) restrictions on the payment of dividends. At March 31, 1999, the Company was not in compliance with the minimum shareholders' equity, cash flow to interest expense and current assets to current liabilities covenants.

     The Company did not pay the April 15, 1999 interest payment of $6.7 million due on its Senior Notes. The Company has until May 15, 1999 to make its interest payment before being considered in default under the Senior Notes Indenture (the "Indenture"). Under an event of default of the Senior Notes, the Trustee, by written notice to the Company, or the holders of at least 25% in principal amount of the outstanding Senior Notes, may declare the principal and accrued interest on all the Senior Notes due and payable immediately. However, the Company may not pay the principal of, premium (if any) or interest on the Senior Notes so long as any required payments due on the Revolving Credit Facility remain outstanding and have not been cured or waived. All amounts outstanding under the Senior Notes as of March 31, 1999 have been classified as current maturities because the Company is currently unable to cure the pending default within the required terms of the Indenture.

5.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the three months ended March 31, 1998 and 1999 of 25,603,512. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants) for the three months ended March 31, 1998 and 1999 of 25,603,512. In 1998 and 1999, conversion of stock options and warrants would have been anti-dilutive and, therefore, was not considered in diluted EPS.

6.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various legal proceedings and claims which arise in the normal course of business. Based on discussions with legal counsel, the Company does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial position.

     Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. The Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position; however, an unfavorable outcome could have a material adverse effect on a given period's results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

     The Company seeks to acquire controlling interests in underdeveloped crude oil and natural gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. The Company's only operating revenues are crude oil and natural gas sales with crude oil sales representing approximately 86% of production revenues and natural gas sales representing approximately 14% of production revenues during the three months ended March 31, 1999 compared to 77% from crude oil sales and 23% from natural gas sales during the same period in 1998.

     The Company's crude oil and natural gas production decreased in the first three months of 1999 due to the sale of the Monroe field gas properties in December 1998 and due to overall production declines on the Company's operated properties as discussed under "Results of Operations - Operating Revenues." Average net daily barrel of oil equivalent ("BOE") production was 11,047 BOE for the three months ended March 31, 1999 as compared to 18,805 BOE for the same period in 1998. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the three months ended March 31, 1999, cash flow used in operating activities was $4.5 million compared with cash flow provided by operating activities of $7.6 million for the same period in 1998. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, decreased $9.1 million during the first quarter of 1999 from the first quarter of 1998, primarily due to a 41% decline in production on a BOE basis between comparable periods and price decreases between such comparable periods of 29% and 18% for crude oil and natural gas, respectively. Changes in operating assets and liabilities provided $680,000 of cash for operating activities for the three months ended March 31, 1999, primarily due to a decrease in working interest receivables as a result of the decline in capital expenditures. See "Results of Operations" for a discussion of operating results.

     As discussed more fully under "Results of Operations", operating revenues have been declining during 1998 and the first quarter of 1999 due to crude oil and natural gas price declines. Additionally, the Company's crude oil and natural gas production has declined from an average of 18,805 BOE per day during the first quarter of 1998 to approximately 11,047 BOE per day during the first quarter of 1999 due to the sale of the Monroe field gas properties in December 1998, which contributed approximately 2,725 BOE per day during the first quarter of 1998, and due to overall production declines on the Company's operated properties in Oklahoma and Mississippi as a result of the decrease and ultimate cessation of well repair work during the last five months of 1998 and due to the Company halting production on wells which are uneconomical due to depressed crude oil prices. Despite the recent rises in prices, the Company does not anticipate any improvement in production and will experience further production declines until funds are available for well repairs and additional development activity.

     Based on the March 1999 production level of approximately 10,400 BOE per day and the average price received in March 1999 of approximately $10.23 per barrel of crude oil and $1.68 per Mcf of natural gas, the Company's operating revenues are adequate to cover lease operating expenses, production taxes and general and administrative expenses but are not sufficient to cover past due interest or interest accruing on the Senior Notes or on the borrowings under the Revolving Credit Facility. See "-Future Operations".

     At March 31, 1999, the Company had a working capital deficit of $393.2 million primarily due to the reclassification of all long term debt to current maturities as discussed below. See "-Future Operations".

     On February 22, 1999, the Company was informed by the lenders under the Revolving Credit Facility that the borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. Under the terms of the Revolving Credit Facility, the Company was required to cure the over advance amount by March 2, 1999 by either
(a) providing collateral with value and quantity in amounts equal to such excess, (b) prepaying, without premium or penalty, such excess plus accrued interest or (c) paying the first of five equal monthly installments to repay the over advance. The Company was unable to cure the over advance as required by the Revolving Credit Facility by March 2, 1999. On March 8, 1999 and April
5, 1999, the Company received two separate written notices from the lenders under the Revolving Credit Facility that it was in default under the terms of the Revolving Credit Facility and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, the Company did not pay the April 6, 1999 interest payment of approximately $4 million or the May 3, 1999 interest payment of approximately $1 million due on its bank borrowings. On May 7, 1999, the Company paid $2 million as a partial payment on past due interest. As a result of the payment defaults, the past due installments to repay the over advance and the past due interest payments will bear interest at the default interest rate of prime plus 4%. Although the lenders have not accelerated the full amount outstanding under the Revolving Credit Facility, the outstanding advances of $239.6 million as of March 31, 1999 have been reclassified to current maturities because the Company is currently unable to cure the default within the required terms. As of May 4, 1999, the Company has obtained a forbearance letter from its bank group whereby the bank group will forbear from exercising its remedies under the bank credit facility through May 14, 1999. The Company is continuing its discussions with the lenders under the Revolving Credit Facility in an attempt to restructure this repayment schedule so that the Company can continue to pursue alternative arrangements. See "-Future Operations".

     The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of the accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (1.5 : 1) as well as current assets (including unused Borrowing Base) to current liabilities (1 : 1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends. At March 31, 1999, the Company was not in compliance with the minimum shareholders' equity, cash flow to interest expense and current asset to current liability covenants.

     The Company did not pay the April 15, 1999 interest payment of approximately $6.7 million due on its Senior Notes. The Company has until May 15, 1999 to make its interest payment before being considered in default under the Senior Notes Indenture. Under an event of default of the Senior Notes, the Trustee by written notice to the Company, or the holders of at least 25% in principal amount of the outstanding Senior Notes, may declare the principal and accrued interest on all the Senior Notes due and payable immediately. However, the Company may not pay the principal of, premium (if any) or interest on the Senior Notes so long as any required payments due on the Revolving Credit Facility remain outstanding and have not been cured or waived. All amounts outstanding under the Senior Notes as of March 31, 1999 have been classified as current maturities because the Company is currently unable to cure the pending default within the required terms of the Indenture.

     The Company did not pay approximately $4 million in Louisiana state income taxes which was due on April 15, 1999 related to the gain on the December 1998 sale of the Monroe gas field. The past due taxes will bear interest at 1.25% per month and accrue a monthly penalty of 10% not to exceed 25% of the taxes due.

     Future Operations. The Company is exploring its alternatives to resolve its current liquidity problems, including (a) the current default under the Revolving Credit Facility, (b) the potential acceleration of all amounts due under the Revolving Credit Facility and the Senior Notes, and (c) inadequate cash flow from operations to support past due and accruing interests due on the Revolving Credit Facility and on the Senior Notes or to meet other accrued liabilities as they become due. The alternatives available to the Company include, but are not limited to, the conversion of a portion or all of the $150 million of the Senior Notes to equity, raising additional equity and/or refinancing the Company's Revolving Credit Facility to make overdue principal and interest payments on its indebtedness and to provide additional capital to fund repairs on and the continued development of the Company's properties. The Company is also evaluating cost reduction programs to enhance cash flow from operations. There can be no assurance that the Company will be successful in resolving its liquidity problems through the alternatives set forth above and may seek protection under Chapter 11 of the United States Bankruptcy Code while it is pursuing other financing and/or reorganization alternatives. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern.

     Capital Expenditures. During the first three months of 1999, the Company had a net reduction in property and equipment of $325,000 compared with capital additions of $22.6 million for the first three months of 1998. The Company had a net reduction in property and equipment during the first quarter of 1999 because actual capital costs paid during the quarter were less than the estimated capital costs accrued at year end. The Company has ceased substantially all of its capital projects in 1999 due to its liquidity problems discussed above. No general and administrative costs associated with the Company's exploration and development activities were capitalized for the first three months of 1999, compared with $1,245,000 of capitalized costs for the first three months of 1998.

     The Company has finalized the location for an exploratory well on its Anaguid permit in Tunisia, North Africa. The Company must commence operations to drill this well by June 1999 or the acreage concession will expire. The Company's estimated net cost to drill is approximately $2.5 million and the Company's net carrying cost for its investment in the Anaguid permit is approximately $5.7 million as of December 31, 1998. If the Company has not commenced operations to drill this well by June 1999 and the acreage concession expires, the Company will incur a liability of approximately $4.0 million for unfulfilled commitments, of which $3.7 million is due to the Tunisian government. Although the Company intends to drill this well, the Company cannot currently predict whether it will have the financial resources to make these expenditures. The Company has not entered into any other capital commitments in 1999 due to its liquidity problems discussed above.

RESULTS OF OPERATIONS


                                                              THREE MONTHS ENDED
                                                                  MARCH 31
                                                        -----------------------------
                                                            1998             1999
                                                        ------------     ------------
Selected Operating Data
Production
   Crude Oil (Bbl/day) ............................           14,667            9,740
   Natural Gas (Mcf/day) ..........................           24,824            7,839
   BOE (Bbl/day) ..................................           18,805           11,047

Average Sales Prices
   Crude Oil per Bbl ..............................     $      12.33     $       8.81
   Natural Gas per Mcf ............................     $       2.17     $       1.77

Other
   Production costs per BOE (1) ...................     $       4.38     $       3.80
   Depletion per BOE ..............................     $       4.60     $       3.62

Revenues (in thousands)
   Production revenues
       Crude Oil ..................................     $     16,282     $      7,719
       Natural Gas ................................            4,861            1,248
                                                        ------------     ------------
                                                        $     21,143     $      8,967
                                                        ============     ============

------------------

(1) Includes lease operating expenses and production taxes.

     Operating Revenues. During the first three months of 1999, production revenues decreased 58% to $9 million as compared to $21.1 million for the same period in 1998. This decrease was due to a 34% decrease in crude oil production and a 68% decrease in natural gas production, and decreases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 29% and 18%, respectively.

     The 68% decrease in daily natural gas production during the first three months of 1999 is primarily due to the December 1998 sale of the Monroe field gas properties which accounted for 66% of the natural gas production during the first quarter of 1998. The 34% decrease in daily crude oil production during the first three months of 1999 is due to overall production declines in the operated Mississippi and Oklahoma properties. Due to the Company's capital constraints in conjunction with the decline in crude oil prices, the Company significantly reduced both minor and major well repairs on its operated properties during the last five months of 1998, ceased all well repairs in December 1998 and halted production on wells which are uneconomical due to depressed crude oil prices, all of which contributed to overall production declines. The Company does not anticipate any improvement in production and will experience further production declines until funds are available for well repairs and additional development activity.

     Average crude oil prices received by the Company, including hedging gains and losses, decreased during the first three months of 1999 compared to the same period in 1998 due to declining oil prices which can be attributed to several factors, including: lack of cold weather in the 1998 winter months, increased storage inventories and perceptions of the effects of increased quotas or lack of adherence to quotas from the Organization of Petroleum Exporting Countries. The posted price for the Company's crude oil averaged $10.39 per Bbl for the three months ended March 31, 1999, a 21% decrease from the average posted price of $13.18 per Bbl experienced in the first three months of 1998. The price per barrel received by the Company is adjusted for the quality and gravity of the crude oil and is generally lower than the posted price.

     Crude oil prices began to improve in March 1999 and have continued to improve in April 1999 with an average posted price of $14.61 in April. Additionally, the Company entered into a new crude oil marketing contract effective April 1, 1999 for the majority of its Oklahoma crude oil production which will substantially improve the Company's crude oil price as compared to the price received under its previous contract. The Company is also in the process of renegotiating its marketing contract for substantially all of its Mississippi crude oil.

     The realized price for the Company's natural gas, including hedging gains and losses, decreased 18% from $2.17 per Mcf in the first three months of 1998 to $1.77 per Mcf in the first three months of 1999, due to a lack of cold weather and market volatility.

     Production revenues for the three months ended March 31, 1998 and 1999 included no crude oil hedging gains or losses. Production revenues in 1999 included no natural gas hedging gains or losses compared to natural gas hedging gains of $466,000 ($0.21 per Mcf) for the same period in 1998. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for WTI on the NYMEX for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas. At March 31, 1999, the Company has no natural gas or crude oil production hedged and there were no deferred or unrealized hedging gains or losses.

     Expenses. Production expenses (including production taxes) were $3.8 million for the first three months of 1999 compared to $7.4 million for the first three months of 1998. On a BOE basis, production costs decreased 13% to $3.80 per BOE in 1999 compared to $4.38 per BOE in 1998. The decrease in expenses for the comparable three month periods is primarily due to decreased production, decreased production taxes and improved operating efficiencies.

     General and administrative costs increased 27% in the first three months of 1999 as compared to the first three months of 1998. The increase is primarily due to the expensing of all salaries and other general and administrative costs associated with exploration and development activities during 1999 as compared to the capitalization of $1.2 million of such costs in the first quarter of 1998. General and administrative costs decreased by 18% between comparable three month periods before capitalized costs. This decrease is primarily due to cost reductions associated with the Monroe field sale and reductions in estimated franchise tax accruals as a result of the Company's losses in 1998. Although the Company has made additional cost reductions, such reductions have been offset by decreases in cost recoveries from working interest owners due to a decrease in well activity.

     Reorganization costs of $297,000 for the three months ended March 31, 1999 relate to professional fees for consultants and attorneys assisting in the negotiations associated with financing and/or reorganization alternatives.

     Interest expense decreased 2% for the three month period ended March 31, 1999 compared to the same period in 1998, due to lower borrowing levels during 1999 as compared to 1998 and due to the repayment of borrowings in December 1998 from the proceeds of the Monroe field sale.

     Depletion and depreciation expense decreased 54% to $3.6 million for the three months ended March 31, 1999 from $7.8 million for the comparable period in 1998. This decrease is primarily the result of decreased production volume and a decreased rate per BOE, which decreased to $3.62 in 1999 from $4.60 for the comparable period in 1998. The rate per BOE decreased substantially due to the writedown of crude oil and natural gas properties during 1998.

     In accordance with generally accepted accounting principles, at a point in time coinciding with the quarterly and annual reporting periods, the Company must test the carrying value of its crude oil and natural gas properties, net of related deferred taxes, against a calculated amount based on estimated reserve volumes valued at then current realized prices held flat for the life of the properties discounted at 10% per annum plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). At March 31, 1998, the carrying value exceeded the cost center ceiling, resulting in a non-cash writedown of the crude oil and natural gas properties of $32 million ($19.8 million net of deferred income taxes). No such writedown was required at March 31, 1999.

     Due to the factors discussed above, the Company's net loss for the three months ended March 31, 1999 was $9 million as compared to net loss of $22.3 million for the same period in 1998. The 1998 loss includes the writedown of the crude oil and natural gas properties of $19.8 million, net of deferred income taxes.

YEAR 2000 ISSUE

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

     ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company utilizes financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

     The Company's result of operations are highly dependent upon the prices received for crude oil and natural gas production. The Company has entered, and expects to continue to enter, into forward sale agreements or other arrangements for a portion of its crude oil and natural gas production to hedge its exposure to price fluctuations. At March 31, 1999, the Company was not a party to any forward sale agreements or other arrangements. It is unlikely that the Company will be able to enter into any forward sales agreements or other similar arrangements until it remedies its current liquidity problems because of the associated credit risks of the counterparty to such agreements. See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations".

INTEREST RATE RISK

     Total debt as of March 31, 1999, included $239.6 million of floating-rate debt attributed to bank credit facility borrowings. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. Additionally, due to the current payment defaults under the bank credit facility discussed under "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations", the past due installments to repay the $89.6 million over advance and the past due interest payments will bear interest at the default interest rate of prime plus 4%. The impact on annual cash flow of a ten percent change in the floating interest rate (approximately 73 basis points) would be approximately $1.7 million assuming outstanding debt of $239.6 million throughout the year.

     Total debt as of March 31, 1999, also included $149 million (net of $1 million of unamortized original issue discount) of fixed rate Senior Notes with an estimated fair market value of $72 million based on quoted prices from market sources.

     The Company is in default under its bank credit facility and has a pending default under its Senior Notes. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  On February 22, 1999, the Company was informed by the lenders under the Revolving Credit Facility that the borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. Under the terms of the Revolving Credit Facility, the Company was required to cure the over advance amount by March 2, 1999 by either (a) providing collateral with value and quantity in amounts equal to such excess, (b) prepaying, without premium or penalty, such excess plus accrued interest or (c) paying the first of five equal monthly installments to repay the over advance. The Company was unable to cure the over advance as required by the Revolving Credit Facility by March 2, 1999. On March 8, 1999 and April 5, 1999, the Company received two separate written notices from the lenders under the Revolving Credit Facility that it was in default under the terms of the Revolving Credit Facility and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, the Company did not pay the April 6, 1999 interest payment of approximately $4 million or the May 3, 1999 interest payment of approximately $1 million due on its bank borrowings. On May 7, 1999, the Company paid $2 million as a partial payment on past due interest. As a result of the payment defaults, the past due installments to repay the over advance and the past due interest payments will bear interest at the default interest rate of prime plus 4%. Although the lenders have not accelerated the full amount outstanding under the Revolving Credit Facility, the outstanding advances of $239.6 million as of March 31, 1999, have been reclassified to current maturities because the Company is currently unable to cure the default within the required terms. As of May 4, 1999, the Company has obtained a forbearance letter from its bank group whereby the bank group will forbear from exercising its remedies under the bank credit facility through May 14, 1999. The Company is continuing its discussions with the lenders under the Revolving Credit Facility in an attempt to restructure this repayment schedule so that the Company can continue to pursue alternative arrangements. The March 8, 1999 and April 5, 1999 defaults related to the installment payments due on the over advance were approximately $17.9 million each. The total arrearage related to the installment payments due on the over advance and past due interest was approximately $56.7 million as of May 10, 1999, including approximately $3 million of past due interest and $17.9 million related to the May 1999 installment due on the over advance.

                  The Company's bank credit facility contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of the accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (1.5 : 1) as well as current assets (including unused Borrowing Base) to current liabilities (1 : 1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends. At March 31, 1999, the Company was not in compliance with the minimum shareholders' equity, cash flow to interest expense and current asset to current liability covenants.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  EXHIBITS

                  27 Financial Data Schedule

                  (b)  REPORTS ON FORM 8-K

                  Form 8-K filed March 4, 1999 covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits regarding the status of various agreements with Hicks, Muse & Co. Partners, L.P. and affiliates.

                               COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COHO ENERGY, INC.
                              (Registrant)

Date: May 14, 1999
                              By:    /s/ Jeffrey Clarke
                                 ----------------------------------------------
                                         Jeffrey Clarke
                              (Chairman, President, and Chief Executive Officer)

                              By:   /s/   Eddie M. LeBlanc,III
                                 ----------------------------------------------
                                          Eddie M. LeBlanc, III
                              (Sr. Vice President and Chief Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------
  27                Financial Data Schedule