Form 10-Q
period 1999-06-30
COHO ENERGY INC
filed 1999-08-16
CIK 908797

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to        .
                                               ------    -------

                         Commission file number 0-22576


                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


            Texas                                               75-2488635
------------------------------                            ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                                       75240
----------------------------------------                          ----------
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

                              Yes  X        No
                                  ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 16, 1999
----------------------------                      ------------------------------
Common Stock, $.01 par value                                 25,603,512

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Report of Independent Public Accountants....................  1

                   Condensed Consolidated Balance Sheets -
                   December 31, 1998 and June 30, 1999.........................  2

                   Condensed Consolidated Statements of Operations -
                   three and six months ended June 30, 1998 and 1999...........  3

                   Condensed Consolidated Statements of Cash Flows -
                   six months ended June 30, 1998 and 1999.....................  4

                   Notes to Condensed Consolidated Financial Statements........  5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...............  9

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk.. 15


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings........................................... 17

          Item 2.  Changes in Securities....................................... 17

          Item 3.  Defaults Upon Senior Securities............................. 17

          Item 4.  Submission of Matters to a Vote of Security Holders......... 18

          Item 5.  Other Information........................................... 18

          Item 6.  Exhibits and Reports on Form 8-K............................ 18

          Signatures........................................................... 19

                        PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coho Energy, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. and subsidiaries as of June 30, 1999 and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 1999 and the condensed statement of cash flows for the six month period ended June 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Coho Energy, Inc. and subsidiaries.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Coho Energy, Inc. as of December 31, 1998 (not presented herein), and, in our report dated March 24, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has received notice of default from its lenders under its existing bank credit facility and is in default under the terms of its 8 7/8% Senior Subordinated notes, and projects negative cash flow from operations in 1999 that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                         Arthur Andersen LLP

Dallas, Texas
August 16, 1999

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS


                                                                                DECEMBER 31         JUNE 30
                                                                                   1998              1999
                                                                                -----------       ----------
                                                                                                  (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents ................................................   $     6,901       $    5,152
   Cash in escrow ...........................................................         1,505            1,350
   Accounts receivable, principally trade ...................................         9,960            7,931
   Other current assets .....................................................           948            1,885
                                                                                -----------       ----------
                                                                                     19,314           16,318

PROPERTY AND EQUIPMENT, at cost net of accumulated depletion and
   depreciation, based on full cost accounting method (note 3) ..............       324,574          318,404
OTHER ASSETS ................................................................         6,180            5,706
                                                                                -----------       ----------
                                                                                $   350,068       $  340,428
                                                                                ===========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, principally trade ......................................   $     5,577       $    1,862
   Accrued liabilities and other payables ...................................         6,656            6,053
   Accrued interest .........................................................         7,302           16,461
   Accrued state income taxes payable .......................................         4,045            4,012
   Current portion of long term debt (note 4) ...............................       384,031          388,672
                                                                                -----------       ----------
                                                                                    407,611          417,060
LONG TERM DEBT, excluding current portion ...................................            --               --
DEFERRED INCOME TAXES .......................................................            --               --
                                                                                -----------       ----------
                                                                                    407,611          417,060
                                                                                -----------       ----------

COMMITMENTS AND CONTINGENCIES (note 6) ......................................         3,700            3,700

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 per share
     Authorized 10,000,000 shares, none issued ..............................
   Common stock, par value $0.01 per share
     Authorized 50,000,000 shares
     Issued and outstanding 25,603,512 shares ...............................           256              256
   Additional paid-in capital ...............................................       137,812          137,812
   Retained deficit .........................................................      (199,311)        (218,400)
                                                                                -----------       ----------
       Total shareholders' equity ...........................................       (61,243)         (80,332)
                                                                                -----------       ----------
                                                                                $   350,068       $  340,428
                                                                                ===========       ==========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                            JUNE 30                      JUNE 30
                                                                  --------------------------    --------------------------
                                                                      1998          1999           1998           1999
                                                                  -----------    -----------    -----------    -----------
OPERATING REVENUES
   Net crude oil and natural gas production....................   $    39,290    $    21,128    $    18,147    $    12,161
                                                                  -----------    -----------    -----------    -----------
OPERATING EXPENSES
   Crude oil and natural gas production .......................        12,584          7,744          6,171          4,257
   Taxes on oil and gas production.............................         1,884            923            882            637
   General and administrative (note 3).........................         3,315          5,386          1,175          2,659
   State income tax penalties..................................            --          1,002             --          1,002
   Reorganization costs........................................            --          1,775             --          1,478
   Depletion and depreciation..................................        15,019          6,772          7,225          3,178
   Writedown of crude oil and natural gas properties...........        73,000             --         41,000             --
                                                                  -----------    -----------    -----------    -----------
       Total operating expenses................................       105,802         23,602         56,453         13,211
                                                                  -----------    -----------    -----------    -----------

OPERATING LOSS.................................................       (66,512)        (2,474)       (38,306)        (1,050)
                                                                  -----------    -----------    -----------    -----------
OTHER INCOME AND EXPENSES
   Interest and other income...................................           118            186             72             97
   Interest expense............................................       (15,964)       (16,801)        (8,155)        (9,149)
                                                                  -----------    -----------    -----------    -----------
                                                                      (15,846)       (16,615)        (8,083)        (9,052)
                                                                  -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES.......................       (82,358)       (19,089)       (46,389)       (10,102)
INCOME TAX BENEFIT ............................................       (18,446)            --         (4,778)            --
                                                                  -----------    -----------    -----------    -----------
NET LOSS ......................................................   $   (63,912)   $   (19,089)   $   (41,611)   $   (10,102)
                                                                  ===========    ===========    ===========    ===========
BASIC LOSS PER COMMON SHARE (note 5) ..........................   $     (2.50)   $      (.75)   $     (1.63)   $      (.40)
                                                                  ===========    ===========    ===========    ===========
DILUTED LOSS PER COMMON SHARE (note 5) ........................   $     (2.50)   $      (.75)   $     (1.63)   $      (.40)
                                                                  ===========    ===========    ===========    ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                      -----------------------
                                                                                        1998           1999
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .......................................................................   $(63,912)      $(19,089)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depletion and depreciation ...................................................     15,019          6,772
     Writedown of crude oil and natural gas properties ............................     73,000             --
     Deferred income taxes benefit ................................................    (18,488)            --
     Amortization of debt issue costs and other ...................................        417            520
   Changes in operating assets and liabilities:
     Accounts receivable and other assets .........................................     (6,230)         1,257
     Accounts payable and accrued liabilities .....................................        187          6,425
                                                                                      --------       --------

Net cash used in operating activities .............................................         (7)        (4,115)
                                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment .........................................................    (41,046)          (602)
   Changes in accounts payable and accrued liabilities related to
     exploration and development ..................................................        630         (1,616)
                                                                                      --------       --------

Net cash used in investing activities .............................................    (40,416)        (2,218)
                                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in long term debt .....................................................     38,056          4,600
   Repayment of long term debt ....................................................        (21)           (16)
                                                                                      --------       --------

Net cash provided by financing activities .........................................     38,035          4,584
                                                                                      --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................................     (2,388)        (1,749)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................      3,817          6,901
                                                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................   $  1,429       $  5,152
                                                                                      ========       ========
CASH PAID DURING THE PERIOD FOR:
     Interest .....................................................................   $ 16,016       $  7,058
     Income taxes .................................................................   $     19       $     33

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

GENERAL

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the six month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   FUTURE OPERATIONS

     The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to production declines and a continued period of depressed prices from December 1997 through the first quarter of 1999, the Company generated an operating loss of $185 million for the year ended December 31, 1998, including a writedown of its oil and gas properties of $188 million, and an operating loss of $2.5 million for the six months ended June 30, 1999.

     Additionally, as discussed in Note 4, the Company received notice of default in March 1999 from its lenders under its existing bank credit facility (the "Revolving Credit Facility") because the Company was unable to cure an over advance position of $89.6 million due to the reduction of its borrowing base as a result of the depressed crude oil and natural gas prices. Additionally, the Company did not make the April 15, 1999 interest payment of approximately $6.7 million due on its 8 7/8% Senior Subordinated Notes ("Senior Notes") and has received written notice of acceleration from certain Senior Note holders due to the default. Although the lenders under the existing bank credit facility have not accelerated the full principal amount outstanding of $239.6 million as of June 30, 1999, all amounts outstanding under these facilities as of June 30, 1999 have been classified as current maturities because the Company is currently unable to cure the defaults within the required terms of the related agreements. On July 30, 1999, the lenders under the Revolving Credit Facility notified the Company of an increase in the Company's borrowing base from $150 million to $170 million, thereby reducing the over advance position to $69.6 million.

     The Company is exploring its alternatives to resolve its current liquidity problems, including (a) the current defaults under the existing bank credit facility and Senior Notes, (b) the potential acceleration of all amounts due under its existing bank credit facility, (c) the acceleraton of the Senior Notes, and (d) inadequate cash flow from operations to support past due and accruing interest due on the bank credit facility and on the Senior Notes or to meet other accrued liabilities as they become due. The alternatives available to the Company include, but are not limited to, the conversion of a portion or all of the Senior Notes to equity, raising additional equity and/or refinancing the Company's existing bank credit facility to make overdue principal and interest payments on its indebtedness and to provide additional capital to fund repairs on and the continued development of the Company's properties. The Company is also evaluating cost reduction programs to enhance cash flow from operations. There can be no assurance that the Company will be successful in resolving its liquidity problems through the alternatives set forth above and may seek protection under Chapter 11 of the United States Bankruptcy Code while pursuing its other financing and/or reorganization alternatives. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company has incurred approximately $1.8 million in reorganization costs during the first six months of 1999 which relate to professional fees for consultants and attorneys assisting in the negotiations associated with financing and/or reorganization alternatives.

     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including $318.4 million in net property, plant and equipment) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon raising additional equity and/or the refinancing of the Company's existing bank credit facility and the conversion of a portion or all of the Senior Notes to equity.

3.   PROPERTY AND EQUIPMENT

                                                                                    December 31       June 30
                                                                                        1998            1999
                                                                                    -----------      -----------

     Crude oil and natural gas leases and rights including exploration,
         development and equipment thereon, at cost..........................       $   678,547      $   679,148
     Accumulated depletion and depreciation..................................          (353,973)        (360,744)
                                                                                    -----------      -----------
                                                                                    $   324,574      $   318,404
                                                                                    ===========      ===========

     Overhead expenditures capitalized totaled $2,768,000 and $-0- for the six month periods ended June 30, 1998 and 1999, respectively. Such charges are capitalized in accordance with the accounting policies of the Company. Due to the cessation of exploration and development of crude oil and natural gas reserves in 1998, all overhead expenditures incurred during 1999 have been charged to general and administrative expense.

     During the six months ended June 30, 1998 and 1999, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     Unproved crude oil and natural gas properties totalling $58,854,000 and $60,136,000 at December 31, 1998 and June 30, 1999, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

4.   LONG-TERM DEBT

     On February 22, 1999, the Company was informed by the lenders under the Company's Revolving Credit Facility that its borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. The Company was unable to cure the over advance as required by the Revolving Credit Facility by March 2, 1999 by either (a) providing collateral with value and quantity in amounts equal to such excess,
(b) prepaying, without premium or penalty, such excess plus accrued interest or
(c) paying the first of five equal monthly installments to repay the over advance. The Company has received written notice from the lenders under the Revolving Credit Facility that it is in default under the terms of the Revolving Credit Facility and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, the Company was unable to pay the second, third, fourth and fifth installments, which were due at the beginning of April, May, June and July 1999, respectively, and has been unable to make interest payments when due, although the Company has made aggregate interest payments of $2.4 million during March, April and May 1999. As a result of the payment defaults, advances under the Revolving Credit Facility bear interest at the prime rate and the past due installments to repay the over advance and the past due interest payments bear interest at the default interest rate

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


of prime plus 4%. Although the lenders have not accelerated the full amount outstanding under the Revolving Credit Facility, the outstanding advances of $239.6 million as of June 30, 1999 have been reclassified to current maturities because the Company is currently unable to cure the default within the required terms. The Company is continuing its discussions with the lenders under the Revolving Credit Facility in an attempt to restructure this repayment schedule so that the Company can continue to pursue alternative arrangements. The total arrearage related to the installment payments due on the over advance and past due interest was approximately $76.5 million as of June 30, 1999, including approximately $4.8 million of past due interest and $71.7 million related to installments due on the over advance. On July 30, 1999, the lenders under the Revolving Credit Facility notified the Company of an increase in the Company's borrowing base from $150 million to $170 million, thereby reducing the over advance position to $69.6 million.

     The Restated Credit Agreement contains certain financial and other covenants including, among other covenants, (i) the maintenance of minimum amounts of shareholders' equity, (ii) maintenance of minimum ratios of cash flow to interest expense as well as current assets to current liabilities, (iii) limitations on the Company's ability to incur additional debt, and (iv) restrictions on the payment of dividends. At June 30, 1999, the Company was not in compliance with the minimum shareholders' equity, cash flow to interest expense and current assets to current liabilities covenants.

     The Company did not pay the April 15, 1999 interest payment of $6.7 million due on its Senior Notes and currently is in default under the terms of the Senior Notes Indenture (the "Indenture"). Under the Indenture, the trustee under the Indenture by written notice to the Company, or the holders of at least 25% in principal amount of the outstanding Senior Notes by written notice to the trustee and the Company, may declare the principal and accrued interest on all the Senior Notes due and payable immediately. However, the Company may not pay the principal of, premium (if any) or interest on the Senior Notes so long as any required payments due on the Revolving Credit Facility remain outstanding and have not been cured or waived. On May 19, 1999, the Company received a written notice of acceleration from two holders of the Senior Notes, which own in excess of 25% in principal amount of the outstanding Senior Notes. Both the accelerated principal and the past due interest payment now bear interest at the default rate of 9.875% (1% in excess of the stated rate for the Senior Notes). All amounts outstanding under the Senior Notes as of June 30, 1999 have been classified as current maturities.

5.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the three and six month periods ended June 30, 1998 and 1999 of 25,603,512. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants) for the three and six month periods ended June 30, 1998 and 1999 of 25,603,512. In 1998 and 1999, conversion of stock options and warrants would have been anti-dilutive and, therefore, was not considered in diluted EPS.

6.   COMMITMENTS AND CONTINGENCIES

     On April 15, 1999, the Company was unable to make the $6.7 million interest payment due to the holders of the Senior Notes, as discussed in Note 4. As a result, on May 19, 1999 two of the holders of the Senior Notes filed a lawsuit against the Company and each subsidiary of the Company that is a guarantor of the Senior Notes. The Company is currently contesting that claim because certain procedures for seeking remedies under the Indenture were not followed.

     The Company is a defendant in various legal proceedings and claims which arise in the normal course of business. Based on discussions with legal counsel, the Company does not believe that the ultimate resolution of such actions will have a significant effect on the Company's financial position and results of operations.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. The Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position; however, an unfavorable outcome could have a material adverse effect on the current year financial position and results of operations.

     During June 1999, the Company extended its Anaguid permit in Tunisia, North Africa through June 2001. The Company has committed to drill two wells during this two year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

     The Company seeks to acquire controlling interests in underdeveloped crude oil and natural gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. The Company's only operating revenues are crude oil and natural gas sales with crude oil sales representing approximately 87% of production revenues and natural gas sales representing approximately 13% of production revenues during the six months ended June 30, 1999 compared to 77% from crude oil sales and 23% from natural gas sales during the same period in 1998.

     The Company's crude oil and natural gas production decreased in the first six months of 1999 due to the sale of the Monroe field gas properties in December 1998 and due to overall production declines on the Company's operated properties as discussed under "Results of Operations - Operating Revenues." Average net daily barrel of oil equivalent ("BOE") production was 10,310 BOE for the six months ended June 30, 1999 as compared to 18,667 BOE for the same period in 1998. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the six months ended June 30, 1999, cash flow used in operating activities was $4.1 million compared with cash flow used in operating activities of $7,000 for the same period in 1998. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, decreased $14.4 million during the first six months of 1999 from the first six months of 1998, primarily due to a 45% decline in production on a BOE basis between comparable periods and price decreases between such comparable periods of 1% and 8% for crude oil and natural gas, respectively. In addition, due to the cessation of exploration and development of crude oil and natural gas reserves, no overhead expenditures were capitalized during the first six months of 1999 compared to $2.8 million of capitalized overhead during the comparable period in 1998. The company also incurred costs totaling $2.8 million in 1999 related to state income tax penalties and reorganization costs. Changes in operating assets and liabilities provided $7.7 million of cash for operating activities for the six months ended June 30, 1999, primarily due to increases in accrued interest payable and accrued tax penalties payable and due to decreases in working interest receivables, partially offset by decreases in accrued capital expenditures and trade payables. See "Results of Operations" for a discussion of operating results.

     As discussed more fully under "Results of Operations", operating revenues declined during 1998 and the first half of 1999 due to crude oil and natural gas price declines. Additionally, the Company's crude oil and natural gas production has declined from an average of 18,667 BOE per day during the first six months of 1998 to 10,310 BOE per day during the first six months of 1999. This decline is due to the sale of the Monroe field gas properties in December 1998, which contributed approximately 2,800 BOE per day during the first six months of 1998, and due to overall production declines on the Company's operated properties in Oklahoma and Mississippi as a result of the decrease and ultimate cessation of well repair work and drilling activity during the last five months of 1998 and the first four months of 1999 and the Company halting production on wells which were uneconomical due to depressed crude oil prices. The Company utilized $883,000 of working capital provided by operations to perform well repair work in May, June and July 1999 to return some of the shut-in wells to production because crude oil prices began to improve in the second quarter of 1999. The Company intends to use available working capital, if any, generated from improved prices and improved production to fund further well repairs and some well recompletions to stabilize and improve production. Despite the recent rises in prices and the recent repair work, the Company does not anticipate a significant improvement in production over the production in the first six months of 1999 until substantial additional funds are available for well repairs and additional development activity.

     Based on the June 1999 production level of approximately 10,000 BOE per day and the average price received in June 1999 of approximately $14.63 per barrel of crude oil and $2.03 per Mcf of natural gas, the Company's operating revenues are adequate to cover lease operating expenses, production taxes and general and administrative expenses but are not sufficient to cover past due interest or interest accruing on the Senior Notes or on the borrowings under the Revolving Credit Facility. See "-Future Operations".

     At June 30, 1999, the Company had a working capital deficit of $400.7 million primarily due to the reclassification of all long term debt to current maturities as discussed below. See "-Future Operations".

     On February 22, 1999, the Company was informed by the lenders under the Revolving Credit Facility that the Company's borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. Under the terms of the Revolving Credit Facility, the Company was required to cure the over advance amount by March 2, 1999 by either (a) providing collateral with value and quantity in amounts equal to such excess, (b) prepaying, without premium or penalty, such excess plus accrued interest or (c) paying the first of five equal monthly installments to repay the over advance. The Company was unable to cure the over advance as required by the Revolving Credit Facility and has received written notice from the lenders that it is in default under the terms of the Revolving Credit Facility and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, the Company was unable to pay the second, third, fourth and fifth installments which were due at the beginning of April, May, June and July 1999, respectively, and has been unable to make interest payments when due, although the Company has made aggregate interest payments of approximately $2.4 million during March, April and May 1999. As a result of the payment defaults, advances under the Revolving Credit Facility bear interest at the prime rate and the past due installments to repay the over advance and the past due interest payments bear interest at the default interest rate of prime plus 4%. Although the lenders have not accelerated the full amount outstanding under the Revolving Credit Facility, the outstanding advances of $239.6 million as of June 30, 1999 have been reclassified to current maturities because the Company is currently unable to cure the default within the required terms. The Company is continuing its discussions with the lenders under the Revolving Credit Facility in an attempt to restructure this repayment schedule so that the Company can continue to pursue alternative arrangements. The total arrearage related to the installment payments due on the over advance and past due interest was approximately $76.5 million as of June 30, 1999, including approximately $4.8 million of past due interest and $71.7 million related to installments due on the over advance. On July 30, 1999, the lenders under the Revolving Credit Facility notified the Company of an increase in the Company's borrowing base from $150 million to $170 million, thereby reducing the over advance position to $69.6 million. See "--Future Operations".

     The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (1.5 : 1) as well as current assets (including unused borrowing base) to current liabilities (1 : 1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends. At June 30, 1999, the Company was not in compliance with the minimum shareholders' equity, cash flow to interest expense and current asset to current liability covenants.

     The Company did not pay the April 15, 1999 interest payment of approximately $6.7 million due on its Senior Notes and currently is in default under the terms of the Senior Notes Indenture. Under the Indenture, the trustee under the Indenture by written notice to the Company, or the holders of at least 25% in principal amount of the outstanding Senior Notes by written notice to the trustee and the Company, may declare the principal and accrued interest on all the Senior Notes due and payable immediately. However, the Company may not pay the principal of, premium (if any) or interest on the Senior Notes so long as any required payments due on the Revolving Credit Facility remain outstanding and have not been cured or waived. On May 19, 1999, the Company received a written notice of acceleration from two holders of the Senior Notes, which own in excess of 25% in principal amount of the outstanding Senior Notes. Both the accelerated principal and the past due interest payment now bear interest at the default rate of 9.875% (1% in excess of the stated rate for the Senior Notes). All amounts outstanding under the Senior Notes as of June 30, 1999 have been classified as current maturities.

     The Company did not pay approximately $4 million in Louisiana state income taxes which were due on April 15, 1999, related to the gain on the December 1998 sale of the Monroe gas field. The past due taxes bear interest at 1.25% per month and accrue a monthly penalty of 10% not to exceed 25% of the taxes due. The maximum penalty of $1.0 million has been expensed during the second quarter of 1999.

 Future Operations. The Company is exploring its alternatives to resolve its current liquidity problems, including (a) the current defaults under the Revolving Credit Facility and Senior Notes, (b) the potential acceleration of all amounts due under the Revolving Credit Facility, (c) the acceleration of the Senior Notes, and (d) inadequate cash flow from operations to support past due and accruing interest due on the Revolving Credit Facility and on the Senior Notes or to meet other accrued liabilities as they become due. The alternatives available to the Company include, but are not limited to, the conversion of a portion or all of the $150 million of the Senior Notes to equity, raising additional equity and/or refinancing the Company's Revolving Credit Facility to make overdue principal and interest payments on its indebtedness and to provide additional capital to fund repairs on and the continued development of the Company's properties. The Company is also evaluating cost reduction programs to enhance cash flow from operations. There can be no assurance that the Company will be successful in resolving its liquidity problems through the alternatives set forth above and may seek protection under Chapter 11 of the United States Bankruptcy Code while it is pursuing other financing and/or reorganization alternatives. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern.

     Capital Expenditures. During the first six months of 1999, the Company incurred capital expenditures of $602,000 compared with $41.0 million for the first six months of 1998. The Company has ceased substantially all of its capital projects in 1999 due to its liquidity problems discussed above. No general and administrative costs associated with the Company's exploration and development activities were capitalized for the first half of 1999, compared with $2.8 million of capitalized costs for the first half of 1998.

     The Company has commenced drilling an exploratory well on its Anaguid permit in Tunisia, North Africa. Pursuant to the Anaguid permit, the Company was obligated to drill this well by June 1999 or it would incur a liability of approximately $4 million for the unfulfilled drilling commitments. The Company's estimated net cost to drill is approximately $2.0 million and the Company's net carrying cost for its investment in the Anaguid permit, which is carried in a separate full cost pool from the Company's properties located in the United States, was approximately $5.8 million as of March 31, 1999. The Company has not entered into any other capital commitments in 1999 due to its liquidity problems discussed above.

RESULTS OF OPERATIONS

                                                             SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                  JUNE 30                           JUNE 30
                                                          ------------------------         -------------------------
                                                            1998            1999             1998             1999
                                                          --------        --------         --------         --------
Selected Operating Data

Production
   Crude Oil (Bbl/day)...........................           14,617           8,984           14,568            8,236
   Natural Gas (Mcf/day).........................           24,300           7,954           23,782            8,069
   BOE (Bbl/day).................................           18,667          10,310           18,532            9,581

Average Sales Prices
   Crude Oil per Bbl.............................         $  11.38        $  11.30         $  10.42         $  14.21
   Natural Gas per Mcf...........................         $   2.09        $   1.92         $   2.00         $   2.07

Other
   Production costs per BOE (1) .................         $   4.28        $   4.64         $   4.18         $   5.61
   Depletion per BOE.............................         $   4.45        $   3.63         $   4.28         $   3.65

Production revenues (in thousands)
    Crude Oil....................................         $ 30,095        $ 18,367         $ 13,813         $ 10,648
    Natural Gas..................................            9,195           2,761            4,334            1,513
                                                          --------        --------         --------         --------
                                                          $ 39,290        $ 21,128         $ 18,147         $ 12,161
                                                          ========        ========         ========         ========

-------------------------
(1)  Includes lease operating expenses and production taxes.

     Operating Revenues. During the first six months of 1999, production revenues decreased 46% to $21.1 million as compared to $39.3 million for the same period in 1998. This decrease was due to a 39% decrease in crude oil production and a 67% decrease in natural gas production, and decreases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 1% and 8%, respectively. For the three months ended June 30, 1999, production revenue decreased 33% to $12.1 million as compared to $18.1 million for the same period in 1998. This decrease was principally due to a 43% decrease in crude oil production and a 66% decrease in natural gas production, partially offset by increases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 36% and 4%, respectively.

     The 67% decrease in daily natural gas production during the first six months of 1999 is primarily due to the December 1998 sale of the Monroe field gas properties which accounted for 69% of the Company's natural gas production during the first half of 1998. The 39% decrease in daily crude oil production during the first six months of 1999 is due to overall production declines in the operated Mississippi and Oklahoma properties. Due to the Company's capital constraints in conjunction with the decline in crude oil prices during 1998, the Company significantly reduced both minor and major well repairs and drilling activity on its operated properties during the last five months of 1998, ceased all well repairs and drilling activity in December 1998 and halted production on wells which were uneconomical due to depressed crude oil prices, all of which contributed to overall production declines. The Company utilized working capital provided by operations to perform well repair work in May, June and July 1999 to return some of the shut-in wells to production because crude oil prices began to improve in the second quarter of 1999. The Company intends to use available working capital, if any, generated from improved prices and improved production to fund further well repairs and some well recompletions to stabilize and improve production. Despite the recent rises in prices and the recent repair work, the Company does not anticipate a significant improvement in production over the production in the first six months of 1999 until substantial additional funds are available for well repairs and additional development activity.

     Average crude oil prices, including hedging gains and losses, decreased 1% during the first six months of 1999 compared to the same period in 1998. Crude oil prices increased 36% in the second quarter of 1999 as compared to the second quarter of 1998, which substantially offset the lower crude oil prices received in the first quarter of 1999 as compared to the first quarter of 1998. During the first quarter of 1999, substantially all of the Company's crude oil was sold under contracts which were keyed off of posted crude oil prices. Beginning in April 1999, the Company entered into a new crude oil contract for substantially all of its Oklahoma crude oil which is now keyed off of the NYMEX price, which should result in a net increase in the Company's realized price. The posted price for the Company's crude oil averaged $12.71 per Bbl for the six months ended June 30, 1999, a 3% increase from the average posted price of $12.36 per Bbl experienced in the first six months of 1998. The price per Bbl received by the Company is adjusted for the quality and gravity of the crude oil and is generally lower than the posted price. The Company's overall average crude oil prices per Bbl were $8.81 and $14.21 in the first and second quarters of 1999, respectively, which represented discounts of 33% and 20% to the average New York Mercantile Exchange ("NYMEX") prices for such quarters.

     The realized price for the Company's natural gas, including hedging gains and losses, decreased 8% from $2.09 per Mcf in the first six months of 1998 to $1.92 per Mcf in the first six months of 1999, due to a lack of cold weather and market volatility. Natural gas prices increased 4% in the second quarter of 1999 as compared to the second quarter of 1998, which partially offset the lower gas prices received in the first quarter of 1999 as compared to the first quarter of 1998.

     Production revenues for the six months ended June 30, 1998 and 1999 included no crude oil hedging gains or losses. Production revenues in 1999 included no natural gas hedging gains or losses compared to natural gas hedging gains of $466,000 ($0.11 per Mcf) for the same period in 1998. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate ("WTI") on the NYMEX for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas. At June 30, 1999, the Company has no natural gas or crude oil production hedged and there were no deferred or unrealized hedging gains or losses.

     Expenses. Production expenses (including production taxes) were $8.7 million for the first six months of 1999 compared to $14.5 million for the first six months of 1998 and $4.9 million for the second quarter of 1999 compared to $7.1 million for the same period in 1998. The decrease in expenses for the comparable six month and three month periods is primarily due to decreased production, decreased production taxes and improved operating efficiencies. On a BOE basis, production costs increased 8% to $4.64 per BOE in 1999 compared to $4.28 per BOE in 1998 for the six month periods and increased 34% to $5.61 per BOE in 1999 compared to $4.18 per BOE in 1998 for the three month periods. On a BOE basis, the 34% increase in production costs over the second quarter of 1998 is primarily due to $883,000 of well repair work performed to return shut-in wells to production. Additionally, on a BOE basis during the second quarter of 1999, severance taxes increased 38% over the same period last year due to higher price realization. The current well repair work represents an accumulation of projects because the Company had ceased substantially all well repair work in December 1998 due to depressed oil prices. Under normal operating conditions these costs would be spread throughout the year and would not normally impact quarterly results as significantly as when the costs are concentrated in a short period of time. The Company intends to continue well repair work in the third quarter of 1999 to stabilize production and operating expenses are expected to remain high until all shut in production is brought back on stream.

     General and administrative costs increased $2.1 million or 62% between the comparable six month periods and increased $1.5 million or 126% between the comparable three month periods. These increases are primarily due to the expensing of all salaries and other general and administrative costs associated with exploration and development activities during the first half of 1999 as compared to the capitalization of $2.8 million of such cost in the first half of 1998 partially offset by cost reductions associated with the Monroe field sale and reductions in estimated franchise tax accruals as a result of the Company's losses in 1998. The increase for the comparable three month periods is significantly larger than the increase for the comparable six month periods because approximately $1.8 million of operator overhead charges related to the Oklahoma properties for the first and second quarters of 1998 were all recorded as a reduction in general and administrative costs in the second quarter of 1998 when such billing information became available. Although the Company has made additional cost reductions, such reductions have been offset by decreases in cost recoveries from working interest owners due to a decrease in well activity.

     State income tax penalties of $1.0 million for the six month and three month periods ended June 30, 1999 relate to approximately $4 million in Louisiana state income taxes which were due on April 15, 1999, related to the gain on the December 1998 sale of the Monroe gas field. The past due taxes accrued the maximum penalty of 25% of the taxes due during the second quarter of 1999.

     Reorganization costs of $1.8 million for the six months ended June 30, 1999 relate to professional fees for consultants and attorneys assisting in the negotiations associated with financing and/or reorganization alternatives.

     Interest expense increased 5% for the six month period ended June 30, 1999 compared to the same period in 1998 primarily as a result of past due installments and past due interest payments relating to the Revolving Credit Facility bearing a higher interest rate of prime plus 4% and the accelerated principal outstanding under the Senior Notes and the past due interest payment bearing a higher interest rate of 1% over the stated rate.

     Depletion and depreciation expense decreased 55% to $6.8 million for the six months ended June 30, 1999 from $15.0 million for the comparable period in 1998 and decreased 56% to $3.2 million for the three months ended June 30, 1999 from $7.2 million for the comparable period in 1998. These decreases are the result of decreased production volumes and decreased rates per BOE, which decreased to $3.63 in 1999 from $4.45 for the comparable six month period in 1998 and decreased to $3.65 in 1999 from $4.28 for the comparable three month period in 1998. The rates per BOE decreased substantially due to the writedowns of crude oil and natural gas properties during 1998.

     In accordance with generally accepted accounting principles, at a point in time coinciding with the quarterly and annual reporting periods, the Company must test the carrying value of its crude oil and natural gas properties, net of related deferred taxes, against a calculated amount based on estimated reserve volumes valued at then current realized prices held flat for the life of the properties discounted at 10% per annum plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). At March 31, 1998 and June 30, 1998, the carrying values exceeded the cost center ceilings, resulting in non-cash writedowns of the crude oil and natural gas properties of $32 million and $41 million, respectively. These writedowns resulted from the declines in crude oil prices in the first and second quarters of 1998. No such writedowns were required at March 31, 1999 or June 30, 1999.

     Due to the factors discussed above, the Company's net losses for the three and six months ended June 30, 1999 were $10.1 million and $19.1 million, respectively, as compared to net losses of $41.6 million and $63.9 million, respectively, for the same periods in 1998. The 1998 losses include first and second quarter writedowns of the crude oil and natural gas properties of $32 million and $41 million, respectively.

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

     The Company is continuing its review of field operational systems. All networks and communications systems and infrastructure in the field are now compliant. Upgrades on the production reporting system for Year 2000 compliance are completed and implementation is in its final phase. Desktop computers in the field are 100% compliant; however the field monitoring equipment in the Company's Oklahoma division was found to be non-compliant. Quotes for all needed upgrades have been received and are being analyzed, and the Oklahoma division is expected to be compliant by the fourth quarter of 1999. The Company estimates that it is 100% complete with its review and is 85% complete with its remediation of field operational systems and expects to have complete Year 2000 certification in this element by the fourth quarter of 1999.

     The Company is concurrently reviewing Year 2000 compliance of major suppliers and purchasers. The Company has contacted its major suppliers and purchasers by letter and has asked for a written response from them describing their Year 2000 readiness efforts. To date, the Company has not identified any material problems associated with the Year 2000 readiness efforts of its major suppliers and purchasers. The Company estimates that it is 40% complete with its review of major suppliers and purchasers. Though some suppliers and purchasers have not yet completed their Year 2000 readiness efforts, the Company expects to be substantially complete with its Year 2000 certification for this element during the fourth quarter of 1999.

     In addition, the Company is currently working on a contingency plan that addresses potential Year 2000 problems both within the Company and with major suppliers and purchasers of the Company. The Company anticipates that the contingency plan will be in place by the fourth quarter of 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company utilizes financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

     The Company's result of operations are highly dependent upon the prices received for crude oil and natural gas production. The Company has entered, and expects to continue to enter, into forward sale agreements or other arrangements for a portion of its crude oil and natural gas production to hedge its exposure to price fluctuations. At June 30, 1999, the Company was not a party to any forward sale agreements or other arrangements. It is unlikely that the Company will be able to enter into any forward sales agreements or other similar arrangements until it remedies its current liquidity problems because of the associated credit risks of the counterparty to such agreements. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

INTEREST RATE RISK

     Total debt as of June 30, 1999, included $239.6 million of floating-rate debt attributed to bank credit facility borrowings. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. Additionally, due to the current payment defaults under the bank credit facility discussed under "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations", the past due installments to repay the $89.6 million over advance and the past due interest payments will bear interest at the default interest rate of prime plus 4%. The impact on annual cash flow of a ten percent change in the floating interest rate (approximately 78 basis points) would be approximately $1.9 million assuming outstanding debt of $239.6 million throughout the year.

     Total debt as of June 30, 1999, also included $149 million (net of $900,000 of unamortized original issue discount) of fixed rate Senior Notes with an estimated fair market value of $76.5 million based on quoted prices from market sources.

     The Company is in default under its bank credit facility and is in default under its Senior Notes Indenture. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On May 19, 1999 PPM America Special Investments CBO II, L.P., and PPM America Special Investments Fund, L.P., two holders of the Senior Notes, filed a lawsuit against the Company and each subsidiary of the Company that is a guarantor of the Senior Notes in the Supreme Court of the State of New York alleging breach of contract, for failure to make the April 15, 1999 interest payment due on the Senior Notes. The plaintiffs are asking for payment of the principal amount of their notes, plus interest and attorneys fees, in accordance with a notice of acceleration sent to the Company on May 19, 1999. The Company is currently contesting that claim because certain procedures for seeking remedies under the Senior Note Indenture were not followed.

          On May 27, 1999, the Company filed a lawsuit against HM4 Coho L.P. ("HM4") and affiliated persons in the District Court of Dallas County, Texas. The lawsuit alleges (1) breach of the written contract terminated by HM4 in December 1998, (2) breach of the oral agreements reached with HM4 on the restructured transaction in February 1999 and (3) promissory estoppel. In the lawsuit, the Company seeks monetary damages of approximately $500 million. The lawsuit is currently in the discovery stages. While the Company believes that the lawsuit has merit and that the actions of HM4 in December 1998 and February 1999 were the primary cause of the Company's current liquidity crisis, there can be no assurances as to the outcome of this litigation.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     On February 22, 1999, the Company was informed by the lenders under the Revolving Credit Facility that the Company's borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. Under the terms of the Revolving Credit Facility, the Company was required to cure the over advance amount by March 2, 1999 by either (a) providing collateral with value and quantity in amounts equal to such excess, (b) prepaying, without premium or penalty, such excess plus accrued interest or (c) paying the first of five equal monthly installments to repay the over advance. The Company was unable to cure the over advance as required by the Revolving Credit Facility by March 2, 1999. The Company has received written notice from the lenders under the Revolving Credit Facility that it is in default under the terms of the Revolving Credit Facility and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, the Company was unable to pay the second, third, fourth and fifth installments, which were due at the beginning of April, May, June and July 1999, respectively, and has been unable to make interest payments when due, although the Company has made aggregate interest payments of $2.4 million during March, April and May 1999. As a result of the payment defaults, advances under the Revolving Credit Facility will bear interest at the prime rate and the past due installments to repay the over advance and the past due interest payments will bear interest at the default interest rate of prime plus 4%. Although the lenders have not accelerated the full amount outstanding under the Revolving Credit Facility, the outstanding advances of $239.6 million as of June 30, 1999 have been reclassified to current maturities because the Company is currently unable to cure the default within the required terms. The Company is continuing its discussions with the lenders under the Revolving Credit Facility in an attempt to restructure this repayment schedule so that the Company can continue to pursue alternative arrangements. The total arrearage related to the installment payments due on the over advance and past due interest was approximately $76.5 million as of June 30, 1999, including approximately $4.8 million of past due interest and $71.7 million related to installments due on the over advance. On July 30, 1999, the lenders under the Revolving Credit Facility notified the Company of an increase in the Company's borrowing base from $150 million to $170 million, thereby reducing the over advance position to $69.6 million.

          The Company's bank credit facility contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (1.5 : 1) as well as current assets (including unused borrowing base) to current liabilities (1 : 1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends. At June 30, 1999, the Company was not in compliance with the minimum shareholders' equity, cash flow to interest expense and current asset to current liability covenants.

          The Company did not pay the April 15, 1999 interest payment of approximately $6.7 million due on its Senior Notes and currently is in default under the terms of the Senior Notes Indenture. Under the Indenture, the trustee under the Indenture by written notice to the Company, or the holders of at least 25% in principal amount of the outstanding Senior Notes by written notice to the trustee and the Company, may declare the principal and accrued interest on all the Senior Notes due and payable immediately. However, the Company may not pay the principal of, premium (if any) or interest on the Senior Notes so long as any required payments due on the Revolving Credit Facility remain outstanding and have not been cured or waived. On May 19, 1999, the Company received a written notice of acceleration from two holders of the Senior Notes, which own in excess of 25% in principal amount of the outstanding Senior Notes. Both the accelerated principal and the past due interest payment now bear interest at the default rate of 9.875% (1% in excess of the stated rate for the Senior Notes). All amounts outstanding under the Senior Notes as of June 30, 1999 have been classified as current maturities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

           27 Financial Data Schedule

           99.1 Amoco and Coho Resources Crude Call Agreement

           (b)  REPORTS ON FORM 8-K

           None

                                COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COHO ENERGY, INC.
                                          (Registrant)

Date: August 16, 1999
                                          By: /s/ Jeffrey Clarke
                                             -----------------------------------
                                                  Jeffrey Clarke
                                              (Chairman, President, and Chief
                                              Executive Officer)


                                          By: /s/ Eddie M. LeBlanc, III
                                             -----------------------------------
                                                  Eddie M. LeBlanc, III
                                              (Sr. Vice President and Chief
                                              Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule

  99.1         Amoco and Coho Resources Crude Call Agreement