Form 10-Q
period 1999-09-30
COHO ENERGY INC
filed 1999-11-15
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ------------------------

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to         .
                                              -------    --------

                         Commission file number 0-22576


                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


            Texas                                          75-2488635
-------------------------------                       ----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                                75240
------------------------------                            ----------
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

                    Class                      Outstanding at November 12, 1999
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

                                      INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Report of Independent Public Accountants...............................................1

                      Condensed Consolidated Balance Sheets -
                      December 31, 1998 and September 30, 1999...............................................2

                      Condensed Consolidated Statements of Operations -
                      three and nine months ended September 30, 1998 and 1999............................... 3

                      Condensed Consolidated Statements of Cash Flows -
                      nine months ended September 30, 1998 and 1999......................................... 4

                      Notes to Condensed Consolidated Financial Statements.................................. 5

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........................................10

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................... 17

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings.....................................................................18

             Item 2.  Changes in Securities.................................................................18

             Item 3.  Defaults Upon Senior Securities.......................................................18

             Item 4.  Submission of Matters to a Vote of Security Holders...................................19

             Item 5.  Other Information.....................................................................19

             Item 6.  Exhibits and Reports on Form 8-K......................................................19

             Signatures.....................................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. and subsidiaries (debtor-in-possession) as of September 30, 1999 and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1999 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Coho Energy, Inc. and subsidiaries (debtor-in-possession).

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Coho Energy, Inc. and subsidiaries (debtor-in-possession) as of December 31, 1998 (not presented herein), and, in our report dated March 24, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has received notice of default from its lenders under its existing bank credit facility and is in default under the terms of its 8 7/8% Senior Subordinated Notes, and projects negative cash flow from operations in 1999. In addition, as described in Note 2 to the accompanying financial statements, in August 1999 the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Court and the Company's creditors, are also described in Note 2. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                        ARTHUR ANDERSEN LLP

Dallas, Texas
November 12, 1999

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                          DECEMBER 31   SEPTEMBER 30
                                                                             1998           1999
                                                                          -----------   ------------
                                                                                         (UNAUDITED)
CURRENT ASSETS
 Cash and cash equivalents ...........................................     $   6,901      $  10,138
 Cash in escrow ......................................................         1,505             77
 Accounts receivable, principally trade ..............................         9,960         10,200
 Other current assets ................................................           948          1,684
                                                                           ---------      ---------
                                                                              19,314         22,099
PROPERTY AND EQUIPMENT, at cost net of accumulated depletion and
 depreciation, based on full cost accounting method (note 3) .........       324,574        313,924
OTHER ASSETS .........................................................         6,180          5,543
                                                                           ---------      ---------
                                                                           $ 350,068      $ 341,566
                                                                           =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:
 CURRENT LIABILITIES
   Accounts payable, principally trade ...............................     $   5,577      $     549
   Accrued liabilities and other payables ............................         6,656          2,592
   Accrued interest ..................................................         7,302          3,139
   Accrued state income taxes payable ................................         4,045           --
   Current portion of long term debt (note 4) ........................       384,031           --
                                                                           ---------      ---------
      Total current liabilities ......................................       407,611          6,280

LIABILITIES SUBJECT TO COMPROMISE:
   Accounts payable, principally trade ...............................          --            4,235
   Accrued liabilities and other payables ............................          --            4,216
   Accrued interest ..................................................          --           21,379
   Accrued state income taxes payable ................................          --            4,136
   Current portion of long term debt (note 4) ........................          --          388,685
                                                                           ---------      ---------
      Total liabilities subject to compromise ........................          --          422,651

                                                                             407,611        428,931
                                                                           ---------      ---------
COMMITMENTS AND CONTINGENCIES (note 6) ...............................         3,700          3,700

SHAREHOLDERS' EQUITY
 Preferred stock, par value $0.01 per share
    Authorized 10,000,000 shares, none issued
 Common stock, par value $0.01 per share
    Authorized 50,000,000 shares
    Issued and outstanding 25,603,512 shares .........................           256            256
 Additional paid-in capital ..........................................       137,812        137,812
 Retained deficit ....................................................      (199,311)      (229,133)
                                                                           ---------      ---------
      Total shareholders' equity .....................................       (61,243)       (91,065)
                                                                           ---------      ---------
                                                                           $ 350,068      $ 341,566
                                                                           =========      =========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30                  SEPTEMBER 30
                                                            ------------------------      ------------------------
                                                              1998           1999           1998           1999
                                                            ---------      ---------      ---------      ---------
OPERATING REVENUES
 Net crude oil and natural gas production .............     $  16,539      $  16,829      $  55,829      $  37,957
                                                            ---------      ---------      ---------      ---------
OPERATING EXPENSES
 Crude oil and natural gas production .................         5,698          5,456         18,282         13,200
 Taxes on oil and gas production ......................           844            940          2,728          1,863
 General and administrative (note 3) ..................         1,437          2,188          4,752          7,574
 State income tax penalties ...........................          --               46           --            1,048
 Depletion and depreciation ...........................         7,216          3,441         22,235         10,213
 Writedown of crude oil and natural gas properties ....          --            5,433         73,000          5,433
                                                            ---------      ---------      ---------      ---------
     Total operating expenses .........................        15,195         17,504        120,997         39,331
                                                            ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS) ...............................         1,344           (675)       (65,168)        (1,374)
                                                            ---------      ---------      ---------      ---------
OTHER INCOME AND EXPENSES
 Interest and other income ............................            50             55            168            241
 Interest expense (note 4) ............................        (8,548)        (9,229)       (24,512)       (26,030)
                                                            ---------      ---------      ---------      ---------
                                                               (8,498)        (9,174)       (24,344)       (25,789)
                                                            ---------      ---------      ---------      ---------
LOSS FROM OPERATIONS BEFORE REORGANIZATION COSTS AND
 INCOME TAXES .........................................        (7,154)        (9,849)       (89,512)       (27,163)

REORGANIZATION COSTS ..................................          --              910           --            2,685
                                                            ---------      ---------      ---------      ---------
LOSS FROM OPERATIONS BEFORE INCOME TAXES ..............        (7,154)       (10,759)       (89,512)       (29,848)

INCOME TAX EXPENSE (BENEFIT) ..........................            14            (26)       (18,432)           (26)
                                                            ---------      ---------      ---------      ---------
NET LOSS ..............................................     $  (7,168)     $ (10,733)     $ (71,080)     $ (29,822)
                                                            =========      =========      =========      =========
BASIC LOSS PER COMMON SHARE (note 5) ..................     $   (0.28)     $   (0.41)     $   (2.78)     $   (1.16)
                                                            =========      =========      =========      =========
DILUTED LOSS PER COMMON SHARE (note 5) ................     $   (0.28)     $   (0.41)     $   (2.78)     $   (1.16)
                                                            =========      =========      =========      =========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                          ----------------------
                                                                                            1998          1999
                                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ...........................................................................     $(71,080)     $(29,822)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depletion and depreciation .......................................................       22,235        10,213
   Writedown of crude oil and natural gas properties ................................       73,000         5,433
   Deferred income tax benefit ......................................................      (18,488)         --
   Amortization of debt issuance costs and other ....................................          633           679
 Changes in operating assets and liabilities:
   Accounts receivable and other assets .............................................       (6,855)          483
   Accounts payable and accrued liabilities .........................................        7,902        17,697
                                                                                          --------      --------
Net cash provided by operating activities ...........................................        7,347         4,683
                                                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Property and equipment .............................................................      (62,464)       (4,995)
 Changes in accounts payable and accrued liabilities related to
   exploration and development ......................................................       (1,363)       (1,031)
                                                                                          --------      --------
Net cash used in investing activities ...............................................      (63,827)       (6,026)
                                                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in long term debt .........................................................       54,585         4,600
 Repayment of long term debt ........................................................          (33)          (20)
                                                                                          --------      --------
Net cash provided by financing activities ...........................................       54,552         4,580
                                                                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................       (1,928)        3,237
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................        3,817         6,901
                                                                                          --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................     $  1,889      $ 10,138
                                                                                          ========      ========
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest .........................................................................     $ 16,364      $  8,058
   Income taxes .....................................................................     $   --        $     33
   Reorganization costs (includes prepayments) ......................................     $   --        $  3,320
   Reorganization receipts (interest income) ........................................     $   --        $    (30)


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

GENERAL

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") and subsidiaries have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals with the exception of the adjustments to writedown the carrying value of the crude oil and natural gas properties discussed in Note 3 below, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the nine month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   CHAPTER 11 BANKRUPTCY

     On August 23, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 filing") in the U.S. District Court for the Northern District of Texas (the "Bankruptcy Court"). The Company is currently operating as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders. Schedules were filed by the Company on September 21, 1999 with the Bankruptcy Court setting forth the unaudited, and in some cases estimated, assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records.

     The bankruptcy petitions were filed in order to facilitate the restructuring of the Company's long term debt and to protect the Company while it develops a solution to its capital needs with the banks, bondholders and potential investors. See Note 4. The Company anticipates proposing a plan of reorganization (the "Plan") in accordance with federal bankruptcy laws as administered by the Bankruptcy Court. The Plan is expected to set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. The Plan may include the issuance of common stock in exchange for debt of the Company, which could materially dilute the current equity interests. The Company is currently negotiating with its secured and unsecured creditors in an effort to reach a mutually acceptable Plan. The Plan is expected to be voted on by the Company's creditors and shareholders entitled to vote and will require approval of the Bankruptcy Court.

     The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a Plan that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the U.S. Bankruptcy Code. At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or stockholders. The Company believes, however, that it may not be possible to satisfy in full all of the claims against the Company. As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to the Petition Date, including secured debt, are subject to compromise. Pursuant to the Bankruptcy Code, payment of these liabilities may not be made except pursuant to a Plan or Bankruptcy Court approval.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including $313.9 million in net property, plant and equipment) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop oil and gas reserves. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern.

     As a result of the Chapter 11 filing, the Company has incurred and will continue to incur significant costs for professional fees as the Plan is developed. The Company has incurred approximately $2.7 million in reorganization costs during the first nine months of 1999 which relate to professional fees for consultants and attorneys assisting in the negotiations associated with financing and reorganization alternatives, partially offset by interest income earned since August 23, 1999 on accumulated cash.

     The Chapter 11 filing included the Company's wholly-owned subsidiaries Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company. The following information summarizes the combined results of operations for the Company and these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.


                                                   Nine Months Ended
                                                   September 30, 1999
                                                   ------------------
Current assets ...................................     $  21,439
Accounts receivable from affiliates ..............         3,017
Property and equipment ...........................       311,495
Other assets .....................................         5,515
                                                       ---------
Total assets .....................................     $ 341,466
                                                       =========

Current liabilities not subject to compromise ....     $   6,180
Liabilities subject to compromise ................       422,651
Commitments and contingencies ....................         3,700
Shareholder's equity .............................       (91,065)
                                                       ---------
                                                       $ 341,466
                                                       =========


                            Three Months Ended      Nine Months Ended
                            September 30, 1999      September 30, 1999
                            ------------------      ------------------
Operating revenues ....          $ 16,829                $ 37,957
Operating expenses ....          $ 12,064                $ 33,888
Net loss ..............          $(10,733)               $(29,822)

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.   PROPERTY AND EQUIPMENT


                                                                            December 31       September 30
                                                                                1998              1999
                                                                           -------------      -------------
Crude oil and natural gas leases and rights including exploration,
    development and equipment thereon, at cost .......................     $     678,547      $     683,542
Accumulated depletion and depreciation ...............................          (353,973)          (369,618)
                                                                           -------------      -------------
                                                                           $     324,574      $     313,924
                                                                           =============      =============

     Overhead expenditures capitalized totaled $4,227,000 and $-0- for the nine month periods ended September 30, 1998 and 1999, respectively. Such charges are capitalized in accordance with the accounting policies of the Company. Due to the cessation of exploration and development of crude oil and natural gas reserves in 1998, all overhead expenditures incurred during 1999 have been charged to general and administrative expense.

     During the nine months ended September 30, 1998 and 1999, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     Unproved crude oil and natural gas properties totalling $58,854,000 and $56,193,000 at December 31, 1998 and September 30, 1999, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

     In June 1999, the Company commenced drilling an exploratory well on its Anaguid permit in Tunisia, North Africa pursuant to its obligation under the permit. In September 1999, the Company tested the well and determined that the well would not produce sufficient quantities of crude oil to justify further completion work on the well. As a result, the Company has provided a writedown of its Tunisian properties of $5.4 million during the third quarter of 1999. Anadarko Tunisia Anaguid Company, one of the working interest owners in this permit, will be assuming responsibility as operator and plans to continue exploration of this permit. The Company's remaining carrying cost in this permit is $2.3 million associated with geological and geophysical costs that will be used for this continued exploration.

4.   LONG-TERM DEBT

     On February 22, 1999, the Company was informed by the lenders under the Company's Revolving Credit Facility that its borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. The Company was unable to cure the over advance as required by the Revolving Credit Facility by March 2, 1999 by either (a) providing collateral with value and quantity in amounts equal to such excess,
(b) prepaying, without premium or penalty, such excess plus accrued interest or
(c) paying the first of five equal monthly installments to repay the over advance. The Company has received written notice from the lenders under the Revolving Credit Facility that it is in default under the terms of the Revolving Credit Facility and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, the Company was unable to pay the second, third, fourth and fifth installments, which were due at the beginning of April, May, June and July 1999, respectively, and has been unable to make interest payments when due, although the Company has made aggregate interest payments of $3.4 million during March, April, May and July 1999. As a result of the payment defaults the lenders accelerated the full amount outstanding under the Revolving Credit Facility. Advances under the Revolving Credit Facility and the past due interest payments bear interest at the default interest rate of prime plus 4%. On July

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


30, 1999, the lenders under the Revolving Credit Facility notified the Company of an increase in the Company's borrowing base from $150 million to $170 million, thereby reducing the over advance position to $69.6 million. The outstanding advances of $239.6 million as of September 30, 1999 have been included in Liabilities Subject to Compromise as of September 30, 1999. The total arrearage related to the installment payments due on the over advance and past due interest was approximately $81.8 million as of September 30, 1999, including approximately $12.2 million of past due interest ($3.1 million included in Liabilities Not Subject to Compromise) and $69.6 million related to installments due on the over advance.

     The Restated Credit Agreement contains certain financial and other covenants including, among other covenants, (i) the maintenance of minimum amounts of shareholders' equity, (ii) maintenance of minimum ratios of cash flow to interest expense as well as current assets to current liabilities, (iii) limitations on the Company's ability to incur additional debt, and (iv) restrictions on the payment of dividends. At September 30, 1999, the Company was not in compliance with the minimum shareholders' equity, cash flow to interest expense and current assets to current liabilities covenants.

     The Company did not pay the April 15, 1999 interest payment of $6.7 million due on its Senior Notes and currently is in default under the terms of the Senior Notes Indenture (the "Indenture"). Under the Indenture, the trustee under the Indenture by written notice to the Company, or the holders of at least 25% in principal amount of the outstanding Senior Notes by written notice to the trustee and the Company, may declare the principal and accrued interest on all the Senior Notes due and payable immediately. However, the Company may not pay the principal of, premium (if any) or interest on the Senior Notes so long as any required payments due on the Revolving Credit Facility remain outstanding and have not been cured or waived. On May 19, 1999, the Company received a written notice of acceleration from two holders of the Senior Notes, which own in excess of 25% in principal amount of the outstanding Senior Notes. Both the accelerated principal and the past due interest payment bore interest at the default rate of 9.875% (1% in excess of the stated rate for the Senior Notes) from the date of acceleration to the Petition Date. As a result of the Chapter 11 filing the Company has ceased accruing interest on unsecured debt, including the Senior Notes. An additional $1.6 million of Senior Note interest expense that would have been due on October 15, 1999 would have been recognized in the third quarter of 1999 if the Company had not made its Chapter 11 filing. All amounts outstanding under the Senior Notes as of September 30, 1999 have been included in Liabilities Subject to Compromise.

5.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the three and nine month periods ended September 30, 1998 and 1999 of 25,603,512. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants) for the three and nine month periods ended September 30, 1998 and 1999 of 25,603,512. In 1998 and 1999, conversion of stock options and warrants would have been anti-dilutive and, therefore, was not considered in diluted EPS. See Note 2 for further discussion on the potential dilution of current equity interests.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     On May 27, 1999, the Company filed a lawsuit against HM4 Coho L.P.("HM4") and affiliated persons. The lawsuit alleges (1) breach of the written contract terminated by HM4 in December 1998, (2) breach of the oral agreements reached with HM4 on the restructured transaction in February 1999 and (3) promissory estoppel. In the lawsuit, the Company seeks monetary damages of approximately $500 million. The lawsuit is currently in the discovery stages. While the Company believes that the lawsuit has merit and that the actions of HM4 in December 1998 and February 1999 were the primary cause of the Company's current liquidity crisis, there can be no assurance as to the outcome of this litigation.

     During June 1999, the Company extended its Anaguid permit in Tunisia, North Africa through June 2001. The Company has a commitment to drill one additional well during this two year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

GENERAL

     The Company seeks to acquire controlling interests in underdeveloped crude oil and natural gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. The Company's only operating revenues are crude oil and natural gas sales with crude oil sales representing approximately 88% of production revenues and natural gas sales representing approximately 12% of production revenues during the nine months ended September 30, 1999 compared to 77% from crude oil sales and 23% from natural gas sales during the same period in 1998.

     The Company's crude oil and natural gas production decreased in the first nine months of 1999 due to the sale of the Monroe field gas properties in December 1998 and due to overall production declines on the Company's operated properties as discussed under "Results of Operations - Operating Revenues." Average net daily barrel of oil equivalent ("BOE") production was 10,311 BOE for the nine months ended September 30, 1999 as compared to 18,495 BOE for the same period in 1998. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

BANKRUPTCY PROCEEDINGS

     On August 23, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 filing") in the U.S. District Court for the Northern District of Texas (the "Bankruptcy Court"). The Company is currently operating as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders. Schedules were filed by the Company on September 21, 1999 with the Bankruptcy Court setting forth the unaudited, and in some cases estimated, assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records.

     The bankruptcy petitions were filed in order to facilitate the restructuring of the Company's long term debt and to protect the Company while it develops a solution to its capital needs with the banks, bondholders and potential investors. The Company anticipates proposing a plan of reorganization (the "Plan") in accordance with the federal bankruptcy laws as administered by the Bankruptcy Court. The Plan is expected to set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. The Plan may include the issuance of common stock in exchange for debt of the Company which could materially dilute the current equity interests. The Company is currently negotiating with its secured and unsecured creditors in an effort to reach a mutually acceptable Plan. The Plan is expected to be voted on by the Company's creditors and shareholders entitled to vote and will require approval of the Bankruptcy Court.

     The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a Plan that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the U.S. Bankruptcy Code. At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or stockholders. The Company believes, however, that it may not be possible to satisfy in full all of the claims against the Company. As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to the Petition Date, including secured debt, are subject to compromise. Pursuant to the Bankruptcy Code, payment of these liabilities may not be made except pursuant to a Plan or Bankruptcy Court approval.

     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including $313.9 million in net property, plant and equipment) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop oil and gas reserves. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern.

     As a result of the Chapter 11 filing, the Company has incurred and will continue to incur significant costs for professional fees as the Plan is developed. The Company has incurred approximately $2.7 million in reorganization costs during the first nine months of 1999 which relate to professional fees for consultants and attorneys assisting in the negotiations associated with financing and reorganization alternatives, partially offset by interest income earned since August 23, 1999 on accumulated cash.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the nine months ended September 30, 1999, cash flow provided by operating activities was $4.7 million compared with cash flow provided by operating activities of $7.3 million for the same period in 1998. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, decreased $14.8 million during the first nine months of 1999 from the first nine months of 1998, primarily due to a 44% decline in production on a BOE basis between comparable periods, partially offset by price increases between such comparable periods of 26% and 7% for crude oil and natural gas, respectively. In addition, due to the cessation of exploration and development of crude oil and natural gas reserves, no overhead expenditures were capitalized during the first nine months of 1999 compared to $4.2 million of capitalized overhead during the comparable period in 1998. The Company also incurred costs totalling $3.7 million in 1999 related to state income tax penalties and reorganization costs and additional interest expense of $1.4 million in 1999 over 1998. Changes in operating assets and liabilities provided $18.2 million of cash for operating activities for the nine months ended September 30, 1999, compared to $1.0 million provided for the same period in 1998, primarily due to increases in accrued interest payable, partially offset by decreases in accrued capital expenditures and trade payables. See "Results of Operations" for a discussion of operating results.

     As discussed more fully under "Results of Operations," operating revenues declined during 1998 and the first half of 1999 due to crude oil and natural gas price declines. Additionally, the Company's crude oil and natural gas production has declined from an average of 18,495 BOE per day during the first nine months of 1998 to 10,311 BOE per day during the first nine months of 1999. This decline is due to the sale of the Monroe field gas properties in December 1998, which contributed approximately 2,776 BOE per day during the first nine months of 1998. Further, the Company experienced overall production declines on the Company's operated properties in Oklahoma and Mississippi as a result of the decrease and ultimate cessation of well repair work and drilling activity during the last five months of 1998 and the first four months of 1999 and the halting of production on wells which were uneconomical due to depressed crude oil prices. Due to the improvement in crude oil prices during the second and third quarters of 1999, the Company started performing well repair work in May 1999 to return some of the shut-in wells to production. During the period May 1999 through September 1999, the Company utilized $2.4 million of working capital to perform such well repair work. The Company intends, subject to Bankruptcy Court approval, to continue to use available working capital, if any, generated from improved prices and improved production to fund further well repairs and some well recompletions to stabilize production. Despite the recent rises in prices and the recent repair work, the Company does not anticipate a significant improvement in production over the production in the first nine months of 1999 until substantial additional funds are available for well repairs and additional development activity.

     Based on the September 1999 production level of approximately 11,000 BOE per day and the average price received in September 1999 of approximately $19.93 per barrel of crude oil and $2.83 per Mcf of natural gas, the Company's operating revenues are adequate to cover lease operating expenses, production taxes, general and administrative expenses and current interest accruing on the borrowings under the Revolving Credit Facility but are not sufficient to cover past due interest on the Senior Notes or on the borrowings under the Revolving Credit Facility.

     Working capital, before Liabilities Subject to Compromise, was $15.8 million at September 30, 1999 compared to a working capital deficit of $383.3 million at December 31, 1998. The increase in working capital relates to several factors. Cash balances on hand increased from $6.9 million at December 31, 1998 to $10.1 million at September 30, 1999. The increase in cash occurred as a result of the Chapter 11 filing and reductions in spending pursuant to limitations imposed by the Bankruptcy Court. Accounts receivable balances increased as a result of higher crude oil and natural gas sales receivable, partially offset by decreases in working interest receivables. Other current assets increased primarily due to the payment of retainer fees to professionals in association with the Company's Chapter 11 filing. Current liabilities decreased from $407.6 million at December 31, 1998 to $6.3 million at September 30, 1999 primarily due to the reclassification of $422.7 million of prepetition liabilities to Liabilities Subject to Compromise as a result of the Chapter 11 filing.

     Subsequent to the Petition Date, the Company has filed three motions with the Bankruptcy Court to seek the use of the bank group's cash collateral in on-going operations. Since August 26, 1999, the Company has been operating under three interim orders authorizing the use of cash collateral as approved by the Bankruptcy Court. The Company is currently operating under the Third Interim Cash Collateral Order Authorizing the Use of Cash Collateral which was approved by the Bankruptcy Court on November 9, 1999. Pursuant to these orders, the Company may pay for ordinary course of business goods and services incurred after August 23, 1999 that are within the court approved budgets attached to each order. Any expenditure that is outside the ordinary course of business or that is not reflected in the approved budgets must be specifically authorized by the Bankruptcy Court. The Company has accumulated, as of September 30, 1999, $4.1 million in cash since the Petition Date that can be used for operations pursuant to the terms of the cash collateral orders.

     On February 22, 1999, the Company was informed by the lenders under the Revolving Credit Facility that the Company's borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. Under the terms of the Revolving Credit Facility, the Company was required to cure the over advance amount by March 2, 1999 by either (a) providing collateral with value and quantity in amounts equal to such excess, (b) prepaying, without premium or penalty, such excess plus accrued interest or (c) paying the first of five equal monthly installments to repay the over advance. The Company was unable to cure the over advance as required by the Revolving Credit Facility and has received written notice from the lenders that it is in default under the terms of the Revolving Credit Facility and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, the Company was unable to pay the second, third, fourth and fifth installments which were due at the beginning of April, May, June and July 1999, respectively, and has been unable to make interest payments when due, although the Company has made aggregate interest payments of approximately $3.4 million during March, April, May and July 1999. As a result of the payment defaults, the lenders accelerated the full amount outstanding under the Revolving Credit Facility. Advances under the Revolving Credit Facility and the past due interest payments bear interest at the default interest rate of prime plus 4%. On July 30, 1999, the lenders under the Revolving Credit Facility notified the Company of an increase in the Company's borrowing base from $150 million to $170 million, thereby reducing the over advance position to $69.6 million. Due to the default, the outstanding advances of $239.6 million have been included in Liabilities Subject to Compromise as of September 30, 1999. The total arrearage related to the installment payments due on the over advance and past due interest was approximately $81.8 million as of September 30, 1999, including approximately $12.2 million of past due interest ($3.1 million included in Liabilities Not Subject to Compromise) and $69.6 million related to installments due on the over advance.

     The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (1.5:1) as well as current assets (including unused borrowing base) to current liabilities (1:1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends. At September 30, 1999, the Company was not in compliance with the minimum shareholders' equity, cash flow to interest expense and current asset to current liability covenants.

     The Company did not pay the April 15, 1999 interest payment of approximately $6.7 million due on its Senior Notes and currently is in default under the terms of the Senior Notes Indenture. Under the Indenture, the trustee under the Indenture by written notice to the Company, or the holders of at least 25% in principal amount of the outstanding Senior Notes by written notice to the trustee and the Company, may declare the principal and accrued interest on all the Senior Notes due and payable immediately. However, the Company may not pay the principal of, premium (if any) or interest on the Senior Notes so long as any required payments due on the Revolving Credit Facility remain outstanding and have not been cured or waived. On May 19, 1999, the Company received a written notice of acceleration from two holders of the Senior Notes, which own in excess of 25% in principal amount of the outstanding Senior Notes. Both the accelerated principal and the past due interest payment bore interest at the default rate of 9.875% (1% in excess of the stated rate for the Senior Notes) from the date of acceleration to the Petition Date. As a result of the Chapter 11 filing the Company has ceased accruing interest on unsecured debt, including the Senior Notes. An additional $1.6 million of Senior Note interest expense that would have been due on October 15, 1999 would have been recognized in the third quarter of 1999 if the Company had not made its Chapter 11 filing. All amounts outstanding under the Senior Notes as of September 30, 1999 have been included in Liabilities Subject to Compromise.

     The Company did not pay approximately $4 million in Louisiana state income taxes which were due on April 15, 1999, related to the gain on the December 1998 sale of the Monroe gas field. The past due taxes accrue a monthly penalty of 10% not to exceed 25% of the taxes due. The maximum penalty of $1.0 million was expensed during the second and third quarters of 1999.

     Capital Expenditures. During the first nine months of 1999, the Company incurred capital expenditures of $5.0 million compared with $62.5 million for the first nine months of 1998. The Company has ceased substantially all of its capital projects in 1999 due to its liquidity problems and the Chapter 11 filing as discussed above. No general and administrative costs associated with the Company's exploration and development activities were capitalized for the first nine months of 1999, compared with $4.2 million of capitalized costs for the first nine months of 1998.

RESULTS OF OPERATIONS


                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30           SEPTEMBER 30
                                             -------------------     -------------------
                                              1998        1999        1998        1999
                                             -------     -------     -------     -------
Selected Operating Data

Production
  Crude Oil (Bbl/day) ..................      14,271       9,190      14,501       9,054
  Natural Gas (Mcf/day) ................      23,310       6,744      23,966       7,547
  BOE (Bbl/day) ........................      18,156      10,314      18,495      10,311

Average Sales Prices
  Crude Oil per Bbl ....................     $  9.67     $ 18.00     $ 10.81     $ 13.59
  Natural Gas per Mcf ..................     $  1.79     $  2.60     $  1.99     $  2.12

Other
  Production costs per BOE (1) .........     $  3.92     $  6.74     $  4.16     $  5.35
  Depletion per BOE ....................     $  4.32     $  3.63     $  4.40     $  3.63

Production revenues (in thousands)
  Crude Oil ............................     $12,690     $15,219     $42,785     $33,586
  Natural Gas ..........................       3,849       1,610      13,044       4,370
                                             -------     -------     -------     -------
                                             $16,539     $16,829     $55,829     $37,957
                                             =======     =======     =======     =======

------------------------------
(1) Includes lease operating expenses and production taxes.

     Operating Revenues. During the first nine months of 1999, production revenues decreased 32% to $38.0 million as compared to $55.8 million for the same period in 1998. This decrease was due to a 38% decrease in crude oil production and a 69% decrease in natural gas production, partially offset by increases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 26% and 7%, respectively. For the three months ended September 30, 1999, production revenue increased 2% to $16.8 million as compared to $16.5 million for the same period in 1998. This increase was principally due to increases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 86% and 45%, respectively, partially offset by a 36% decrease in crude oil production and a 71% decrease in natural gas production.

     The 69% decrease in daily natural gas production during the first nine months of 1999 is primarily due to the December 1998 sale of the Monroe field gas properties which accounted for 69% of the Company's natural gas production during the first nine months of 1998. The 38% decrease in daily crude oil production during the first nine months of 1999 is due to overall production declines in the operated Mississippi and Oklahoma properties. Due to the Company's capital constraints in conjunction with the decline in crude oil prices during 1998, the Company significantly reduced both minor and major well repairs and drilling activity on its operated properties during the last five months of 1998, ceased all well repairs and drilling activity in December 1998 and halted production on wells which were uneconomical due to depressed crude oil prices, all of which contributed to overall production declines. In response to improved crude oil prices in the second quarter of 1999, since May 1999 the Company has been utilizing working capital provided by operations to perform well repair work to return some of the shut-in wells to production. The Company intends, subject to Bankruptcy Court approval, to continue to use available working capital, if any, generated from improved prices and improved production to fund further well repairs and some well recompletions to stabilize production. Despite the recent rises in prices and the recent repair work, the Company does not anticipate a significant improvement in production over the production in the first nine months of 1999 until substantial additional funds are available for well repairs and additional development activity.

     Average crude oil prices, including hedging gains and losses, increased 26% during the first nine months of 1999 compared to the same period in 1998. Crude oil prices increased 86% in the third quarter of 1999 as compared to the third quarter of 1998, which offset the lower crude oil prices received in the first quarter of 1999 as compared to the first quarter of 1998. During the first quarter of 1999, substantially all of the Company's crude oil was sold under contracts which were keyed off of posted crude oil prices. Beginning in April 1999, the Company entered into a new crude oil contract for substantially all of its Oklahoma crude oil which is now keyed off of the New York Mercantile Exchange ("NYMEX") price, which should result in a net increase in the Company's realized price. The posted price for the Company's crude oil averaged $14.80 per Bbl for the nine months ended September 30, 1999, a 24% increase from the average posted price of $11.92 per Bbl experienced in the first nine months of 1998. The price per Bbl received by the Company is adjusted for the quality and gravity of the crude oil and is generally lower than the posted price. The Company's overall average crude oil prices per Bbl were $8.81, $14.21 and $18.00, in the first, second and third quarters of 1999, respectively, which represented discounts of 33%, 20% and 18% to the average NYMEX prices for such quarters.

     The realized price for the Company's natural gas, including hedging gains and losses, increased 7% from $1.99 per Mcf in the first nine months of 1998 to $2.12 per Mcf in the first nine months of 1999, due to an increase in demand. Natural gas prices increased 45% in the third quarter of 1999 as compared to the third quarter of 1998, which offset the lower gas prices received in the first quarter of 1999 as compared to the first quarter of 1998.

     Production revenues for the nine months ended September 30, 1998 and 1999 included no crude oil hedging gains or losses. Production revenues in 1999 included no natural gas hedging gains or losses compared to natural gas hedging gains of $488,000 ($0.10 per Mcf) for the same period in 1998. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate ("WTI") on the NYMEX for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual sales price received for the Company's crude oil and natural gas. At September 30, 1999, the Company had no natural gas or crude oil production hedged and there were no deferred or unrealized hedging gains or losses.

     Expenses. Production expenses (including production taxes) were $15.1 million for the first nine months of 1999 compared to $21.0 million for the first nine months of 1998 and $6.4 million for the third quarter of 1999 compared to $6.5 million for the same period in 1998. The decrease in expenses for the comparable nine month periods is primarily due to decreased production and decreased production taxes. The decrease in expenses for the comparable three month periods is due to decreased production, partially offset by increased production taxes. On a BOE basis, production costs increased 29% to $5.35 per BOE in 1999 compared to $4.16 per BOE in 1998 for the nine month periods and increased 72% to $6.74 per BOE in 1999 compared to $3.92 per BOE in 1998 for the three month periods. On a BOE basis, the 72% increase in production costs over the third quarter of 1998 is primarily due to $2.4 million of well repair work performed to return shut-in wells to production. Additionally, on a BOE basis during the third quarter of 1999, severance taxes increased 94% over the same period last year due to higher price realization. The current well repair work represents an accumulation of projects because the Company had ceased substantially all well repair work in December 1998 due to depressed oil prices. Under normal operating conditions these costs would be spread throughout the year and would not normally impact quarterly results as significantly as when the costs are concentrated in a short period of time. The Company intends, subject to Bankruptcy Court approval, to continue well repair work in the fourth quarter of 1999 to stabilize production. In addition, operating expenses are expected to remain high until all shut-in production has been restored.

     General and administrative costs increased $2.8 million or 59% between the comparable nine month periods and increased $751,000 or 52% between the comparable three month periods. These increases are primarily due to the expensing of all salaries and other general and administrative costs associated with exploration and development activities during the first nine months of 1999 as compared to the capitalization of $4.2 million of such costs in the first nine months of 1998. General and administrative costs, excluding capitalization of administrative costs associated with exploration and development activities, decreased $1.4 million or 16% between the comparable nine month periods and decreased $708,000 or 24% between the comparable three month periods. These decreases are primarily due to cost reductions associated with the Monroe field sale, reductions in estimated franchise tax accruals as a result of the Company's losses in 1998, and reductions in professional fees and general corporate costs, partially offset by decreases in cost recoveries from working interest owners due to a decrease in well activity.

     State income tax penalties of $1.0 million for the nine months ended September 30, 1999 relate to approximately $4 million in Louisiana state income taxes which were due on April 15, 1999, related to the gain on the December 1998 sale of the Monroe gas field. The past due taxes accrued the maximum penalty of 25% of the taxes due during the second and third quarters of 1999.

     Reorganization costs of $2.7 million for the nine months ended September 30, 1999 relate to professional fees for consultants and attorneys assisting in the negotiations associated with financing and reorganization alternatives and are partially offset by interest income earned since the Petition Date on accumulated cash.

     Interest expense increased 6% for the nine month period ended September 30, 1999 compared to the same period in 1998 primarily as a result of higher interest rates due to payment defaults and debt acceleration, partially offset by the discontinuance of interest expense accruals on the Company's unsecured debt. On August 24, 1999, the Company discontinued the accrual of interest on unsecured debt as a result of the Chapter 11 filing. Approximately $1.7 million of additional interest expense, including $1.6 million of Senior Note interest that would have been due on October 15, 1999, would have been recognized by the Company for the third quarter of 1999 if not for the discontinuation of such interest expense accruals.

     Depletion and depreciation expense decreased 54% to $10.2 million for the nine months ended September 30, 1999 from $22.2 million for the comparable period in 1998 and decreased 52% to $3.4 million for the three months ended September 30, 1999 from $7.2 million for the comparable period in 1998. These decreases are the result of decreased production volumes and decreased rates per BOE, which decreased to $3.63 in 1999 from $4.40 for the comparable nine month period in 1998 and decreased to $3.63 in 1999 from $4.32 for the comparable three month period in 1998. The rates per BOE decreased substantially due to the writedowns of crude oil and natural gas properties during 1998.

     In accordance with generally accepted accounting principles, at a point in time coinciding with the quarterly and annual reporting periods, the Company must test the carrying value of its crude oil and natural gas properties, net of related deferred taxes, against a calculated amount based on estimated reserve volumes valued at then current realized prices held flat for the life of the properties discounted at 10% per annum plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). At March 31, 1998 and June 30, 1998, the carrying values related to the United States properties exceeded the cost center ceilings, resulting in non-cash writedowns of the crude oil and natural gas properties of $32 million and $41 million, respectively. These writedowns resulted from the declines in crude oil prices in the first and second quarters of 1998. No such writedowns were required on the United States properties at September 30, 1998, March 31, 1999, June 30, 1999 or September 30, 1999.

     In June 1999, the Company commenced drilling an exploratory well on its Anaguid permit in Tunisia, North Africa pursuant to its obligation under the permit. In September 1999, the Company tested the well and determined that the well would not produce sufficient quantities of crude oil to justify further completion work on the well. As a result, the Company has provided a writedown of its Tunisian properties of $5.4 million during the third quarter of 1999. Anadarko Tunisia Anaguid Company, one of the working interest owners in this permit, will be assuming responsibility as operator and plans to continue exploration of this permit. The Company's remaining carrying cost in this permit is $2.3 million associated with geological and geophysical costs that will be used for this continued exploration.

     Due to the factors discussed above, the Company's net losses for the three and nine months ended September 30, 1999 were $10.7 million and $29.8 million, respectively, as compared to net losses of $7.2 million and $71.1 million, respectively, for the same periods in 1998. The 1999 losses include a third quarter writedown of the Tunisian oil and natural gas properties of $5.4 million and the 1998 losses include first and second quarter writedowns of the United States crude oil and natural gas properties of $32 million and $41 million, respectively.

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

     The Company is continuing its review of field operational systems. All networks and communications systems and infrastructure in the field are now compliant. Upgrades on the production reporting system for Year 2000 compliance are completed and implementation is in its final phase. Desktop computers in the field are 100% compliant; however the field monitoring equipment in the Company's Oklahoma division was found to be non-compliant. The program to update the field monitoring equipment is currently in its implementation phase and the Oklahoma division is expected to be compliant during the fourth quarter of 1999. The Company estimates that it is 100% complete with its review and is 90% complete with its remediation of field operational systems and expects to have complete Year 2000 certification in this element during the fourth quarter of 1999.

     The Company is concurrently reviewing Year 2000 compliance of major suppliers and purchasers. The Company has contacted its major suppliers and purchasers by letter and has asked for a written response from them describing their Year 2000 readiness efforts. To date, the Company has not identified any material problems associated with the Year 2000 readiness efforts of its major suppliers and purchasers. The Company estimates that it is 70% complete with its review of major suppliers and purchasers. Though some suppliers and purchasers have not yet completed their Year 2000 readiness efforts, the Company expects to be substantially complete with its Year 2000 certification for this element during the fourth quarter of 1999.

     In addition, the Company is currently working on a contingency plan that addresses potential Year 2000 problems both within the Company and with major suppliers and purchasers of the Company. The Company anticipates that the contingency plan will be in place during the fourth quarter of 1999.

     Cost. The Company began its Year 2000 Program in 1997, and has incorporated its preparations into its normal equipment upgrade cycle. As a result, the historical cost of the Company's Year 2000 efforts to date has not been material. Management does not estimate future expenditures related to the Year 2000 issue to be material.

     Risks. The Company believes that it is taking all reasonable steps to ensure Year 2000 readiness. Its ability to meet the projected goals, including the costs of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the Year 2000 readiness of its key suppliers and customers and the successful development and implementation of contingency plans. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to estimate the extent of the impact at this time, since the contingency plans are still under development.

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

PRICE FLUCTUATIONS

     The Company's result of operations are highly dependent upon the prices received for crude oil and natural gas production. The Company has entered, and expects to continue to enter, into forward sale agreements or other arrangements for a portion of its crude oil and natural gas production to hedge its exposure to price fluctuations. At September 30, 1999, the Company was not a party to any forward sale agreements or other arrangements. It is unlikely that the Company will be able to enter into any forward sales agreements or other similar arrangements until it remedies its current liquidity problems because of the associated credit risks of the counterparty to such agreements. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

INTEREST RATE RISK

     Total debt as of September 30, 1999, included $239.6 million of floating-rate debt attributed to bank credit facility borrowings. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. Additionally, due to the current payment defaults under the bank credit facility discussed under "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations", the bank credit facility borrowings and the past due interest payments will bear interest at the default interest rate of prime plus 4%. The impact on annual cash flow of a ten percent change in the floating interest rate (approximately 80 basis points) would be approximately $1.9 million assuming outstanding debt of $239.6 million throughout the year.

     Total debt as of September 30, 1999, also included $149 million (net of $900,000 of unamortized original issue discount) of fixed rate Senior Notes with an estimated fair market value of $76.5 million based on quoted prices from market sources.

     The Company is in default under its bank credit facility and is in default under its Senior Notes Indenture. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 23, 1999, the Company and its wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Texas. The Company is currently operating as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders. Schedules were filed by the Company on September 21, 1999 with the Bankruptcy Court setting forth the unaudited, and in some cases estimated, assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records.

         The bankruptcy petitions were filed in order to facilitate the restructuring of the Company's long term debt and to protect the Company while it develops a solution to its capital needs with the banks, bondholders and potential investors. The Company anticipates proposing a Plan in accordance with the federal bankruptcy laws as administered by the Bankruptcy Court. The Plan is expected to set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. The Plan may include the issuance of common stock in exchange for debt of the Company which could materially dilute the current equity interests. The Company is currently negotiating with its secured and unsecured creditors in an effort to reach a mutually acceptable Plan. The Plan is expected to be voted on by the Company's creditors and shareholders entitled to vote and will require approval of the Bankruptcy Court. See "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Bankruptcy Proceeding" and "Liquidity and Capital Resources."

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On February 22, 1999, the Company was informed by the lenders under the Revolving Credit Facility that the Company's borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. Under the terms of the Revolving Credit Facility, the Company was required to cure the over advance amount by March 2, 1999 by either (a) providing collateral with value and quantity in amounts equal to such excess, (b) prepaying, without premium or penalty, such excess plus accrued interest or (c) paying the first of five equal monthly installments to repay the over advance. The Company was unable to cure the over advance as required by the Revolving Credit Facility and has received written notice from the lenders that it is in default under the terms of the Revolving Credit Facility and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, the Company was unable to pay the second, third, fourth and fifth installments which were due at the beginning of April, May, June and July 1999, respectively, and has been unable to make interest payments when due, although the Company has made aggregate interest payments of approximately $3.4 million during March, April, May and July 1999. As a result of the payment defaults, the lenders accelerated the full amount outstanding under the Revolving Credit Facility. Advances under the Revolving Credit Facility and the past due interest payments bear interest at the default interest rate of prime lus 4%. On July 30, 1999, the lenders under the Revolving Credit Facility notified the Company of an increase in the Company's borrowing base from $150 million to $170 million, thereby reducing the over advance position to $69.6 million. Due to the default, the outstanding advances of $239.6 million have been included in Liabilities Subject to Compromise as of September 30, 1999. The total arrearage related to the installment payments due on the over advance and past due interest was approximately $81.8 million as of September 30, 1999, including approximately $12.2 million of past due interest ($3.1 million included in Liabilities Not Subject to Compromise) and $69.6 million related to installments due on the over advance.

         The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (1.5:1) as well as current assets (including unused borrowing base) to current liabilities (1:1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends.

At September 30, 1999, the Company was not in compliance with the minimum shareholders' equity, cash flow to interest expense and current asset to current liability covenants.

         The Company did not pay the April 15, 1999 interest payment of approximately $6.7 million due on its Senior Notes and currently is in default under the terms of the Senior Notes Indenture. Under the Indenture, the trustee under the Indenture by written notice to the Company, or the holders of at least 25% in principal amount of the outstanding Senior Notes by written notice to the trustee and the Company, may declare the principal and accrued interest on all the Senior Notes due and payable immediately. However, the Company may not pay the principal of, premium (if any) or interest on the Senior Notes so long as any required payments due on the Revolving Credit Facility remain outstanding and have not been cured or waived. On May 19, 1999, the Company received a written notice of acceleration from two holders of the Senior Notes, which own in excess of 25% in principal amount of the outstanding Senior Notes. Both the accelerated principal and the past due interest payment bore interest at the default rate of 9.875% (1% in excess of the stated rate for the Senior Notes) from the date of acceleration to the Petition Date. As a result of the Chapter 11 filing the Company has ceased accruing interest on unsecured debt, including the Senior Notes. An additional $1.6 million of Senior Note interest expense that would have been due on October 15, 1999 would have been recognized in the third quarter of 1999 if the Company had not made its Chapter 11 filing. All amounts outstanding under the Senior Notes as of September 30, 1999 have been included in Liabilities Subject to Compromise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         27    Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

         The Company has filed with the Securities and Exchange Commission a Current Report on From 8-K dated October 5, 1999, related to the Company and its wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company filing a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

                                COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COHO ENERGY, INC.
                              (Registrant)

Date: November 12, 1999
                              By:   /s/ Jeffrey Clarke
                                 --------------------------------------
                                        Jeffrey Clarke
                              (Chairman, President, and Chief Executive Officer)


                              By:   /s/ Eddie M. LeBlanc,III
                                 --------------------------------------
                                        Eddie M. LeBlanc, III
                              (Sr. Vice President and Chief Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27           Financial Data Schedule