Form 10-Q
period 2000-03-31
COHO ENERGY INC
filed 2000-05-15
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

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

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes X              No
                                 ---               ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                              Outstanding at May 12, 2000
       ----------------------------                  ---------------------------
       Common Stock, $.01 par value                           16,002,195

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Report of Independent Public Accountants...............................................1

                  Condensed Consolidated Balance Sheets -
                  December 31, 1999 and March 31, 2000...................................................2

                  Condensed Consolidated Statements of Operations -
                  three months ended March 31, 1999 and 2000............................................ 3

                  Condensed Consolidated Statement of Shareholders' Equity -
                  three months ended March 31, 2000......................................................4

                  Condensed Consolidated Statements of Cash Flows -
                  three months ended March 31, 1999 and 2000............................................ 5

                  Notes to Condensed Consolidated Financial Statements.................................. 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................................13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................... 20


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................................................21

         Item 2.  Changes in Securities.................................................................21

         Item 3.  Defaults Upon Senior Securities.......................................................22

         Item 4.  Submission of Matters to a Vote of Security Holders...................................22

         Item 5.  Other Information.....................................................................23

         Item 6.  Exhibits and Reports on Form 8-K......................................................23

         Signatures.....................................................................................26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.:

       We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. (a Texas corporation) and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

       We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Coho Energy, Inc. and subsidiaries as of December 31, 1999 and, in our report dated March 3, 2000, dual dated March 20, 2000 for a subsequent event, we expressed an unqualified opinion with a going concern modification on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                        ARTHUR ANDERSEN LLP

Dallas, Texas
May 15, 2000

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                ASSETS

                                                                             DECEMBER 31         MARCH 31
                                                                                 1999              2000
                                                                             ------------      ------------
                                                                                                (UNAUDITED)

Current assets
   Cash and cash equivalents ...........................................     $     18,805      $      2,047
   Cash in escrow ......................................................               78                79
   Accounts receivable .................................................           11,158            21,240
   Other current assets ................................................            1,428               946
                                                                             ------------      ------------
                                                                                   31,469            24,312
Property and equipment, at cost net of accumulated depletion and
   depreciation, based on full cost accounting method (note 3) .........          311,788           309,302
Other assets ...........................................................            5,544            33,303
                                                                             ------------      ------------
                                                                             $    348,801      $    366,917
                                                                             ============      ============
                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities not subject to compromise:
 Current liabilities
     Accounts payable, principally trade ...............................     $      1,294      $      6,527
     Accrued liabilities and other payables ............................            3,751            19,314
     Accrued interest ..................................................           10,175                81
     Current portion of long term debt (note 4) ........................             --                 951
                                                                             ------------      ------------
       Total current liabilities .......................................           15,220            26,873

Liabilities subject to compromise:
     Accounts payable, principally trade ...............................            4,166              --
     Accrued liabilities and other payables ............................            5,373              --
     Accrued interest ..................................................           21,379              --
     Accrued state income taxes payable ................................            4,136              --
     Current portion of long term debt (note 4) ........................          388,685              --
                                                                             ------------      ------------
       Total liabilities subject to compromise .........................          423,739              --
                                                                             ------------      ------------
                                                                                  438,959            26,873
                                                                             ------------      ------------
Long term debt, excluding current portion (note 4) .....................             --             260,230
                                                                             ------------      ------------
Commitments and contingencies (note 8) .................................            1,800               520
                                                                             ------------      ------------

Shareholders' equity
   Preferred stock, par value $0.01 per share
     Authorized 10,000,000 shares, none issued
   Common stock, par value $0.01 per share
     Authorized 50,000,000 shares
     Issued and outstanding 640,088 (restated) and 16,002,195 shares,
     respectively ......................................................              256               160
   Obligation to issue common stock 2,691,958 shares (note 5) ..........             --              24,246
   Additional paid-in capital ..........................................          137,812           299,543
   Retained deficit ....................................................         (230,026)         (244,655)
                                                                             ------------      ------------
       Total shareholders' equity ......................................          (91,958)           79,294
                                                                             ------------      ------------
                                                                             $    348,801      $    366,917
                                                                             ============      ============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                             ------------------------------
                                                                                 1999              2000
                                                                             ------------      ------------
Operating revenues
   Net crude oil and natural gas production ............................     $      8,967      $     22,646
                                                                             ------------      ------------
Operating expenses
   Crude oil and natural gas production ................................            3,487             5,460
   Taxes on oil and gas production .....................................              286             1,272
   General and administrative (note 3) .................................            2,727             2,163
   Allowance for bad debt ..............................................             --                 765
   Depletion and depreciation ..........................................            3,594             3,626
                                                                             ------------      ------------
       Total operating expenses ........................................           10,094            13,286
                                                                             ------------      ------------
Operating income (loss) ................................................           (1,127)            9,360
                                                                             ------------      ------------
Other income and expenses
   Interest and other income ...........................................               89                 3
   Interest expense (note 4) ...........................................           (7,652)           (8,064)
                                                                             ------------      ------------
                                                                                   (7,563)           (8,061)
                                                                             ------------      ------------
Income (loss) from operations before reorganization costs,
   income taxes and extraordinary item .................................           (8,690)            1,299
Reorganization costs (note 2) ..........................................             (297)          (11,500)
                                                                             ------------      ------------
Loss before income taxes and extraordinary item ........................           (8,987)          (10,201)
Income tax expense (benefit) ...........................................             --                --
                                                                             ------------      ------------
Loss before extraordinary item .........................................           (8,987)          (10,201)
                                                                             ------------      ------------
Extraordinary item - loss on extinguishment of indebtedness (note 2) ...             --              (4,428)
                                                                             ------------      ------------
Net loss ...............................................................     $     (8,987)     $    (14,629)
                                                                             ============      ============
Basic and diluted loss per common share
   Loss before extraordinary item ......................................     $     (14.04)     $     (12.17)
   Extraordinary item ..................................................             --        $      (5.28)
   Net loss ............................................................     $     (14.04)     $     (17.45)


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                      NUMBER OF                                      OBLIGATION
                                                       COMMON                        ADDITIONAL     TO ISSUE NEW      RETAINED
                                                       SHARES           COMMON         PAID-IN          COMMON        EARNINGS
                                                     OUTSTANDING        STOCK          CAPITAL          SHARES        (DEFICIT)
                                                     ------------    ------------    ------------   -------------   ------------
Balance at December 31, 1999 .....................     25,603,512    $        256    $    137,812    $       --     $   (230,026)
   Issued on
     (i)   Retirement of old common shares .......    (25,603,512)           (256)            256            --             --
     (ii)  Issuance of new common shares to
           old common shareholders ...............        640,088               6              (6)           --             --
     (iii) Issuance of new common shares to
           extinguish old bond debt ..............     15,362,107             154         161,481            --             --
     (iv)  Obligation to issue new common
           shares to standby lenders .............      2,691,958            --              --            24,246           --
   Net loss ......................................           --              --              --              --          (14,629)
                                                     ------------    ------------    ------------    ------------   ------------
Balance at March 31, 2000 ........................     18,694,153    $        160    $    299,543    $     24,246   $   (244,655)
                                                     ============    ============    ============    ============   ============




                                                        TOTAL
                                                     ------------
Balance at December 31, 1999 .....................   $    (91,958)
   Issued on
     (i)   Retirement of old common shares .......           --
     (ii)  Issuance of new common shares to
           old common shareholders ...............           --
     (iii) Issuance of new common shares to
           extinguish old bond debt ..............        161,635
     (iv)  Obligation to issue new common
           shares to standby lenders .............         24,246
   Net loss ......................................        (14,629)
                                                     ------------
Balance at March 31, 2000 ........................   $     79,294
                                                     ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                         ------------------------------
                                                                                             1999              2000
                                                                                         ------------      ------------
Cash flows from operating activities
   Net loss ........................................................................     $     (8,987)      $   (14,629)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depletion and depreciation ....................................................            3,594             3,626
     Extraordinary item - loss on extinguishment of debt ...........................             --               4,428
     Amortization of debt issuance costs and other .................................              255             1,987
   Changes in operating assets and liabilities:
     Accounts receivable and other assets ..........................................            2,024              (864)
     Accounts payable and accrued liabilities ......................................           (1,345)           (6,293)
                                                                                         ------------      ------------
Net cash used in operating activities ..............................................           (4,459)          (11,745)
                                                                                         ------------      ------------
Cash flows from investing activities
   Property and equipment ..........................................................              326            (2,190)
   Changes in accounts payable and accrued liabilities related to
     exploration and development ...................................................           (1,297)              102
                                                                                         ------------      ------------
Net cash used in investing activities ..............................................             (971)           (2,088)
                                                                                         ------------      ------------
Cash flows from financing activities
   Increase in long term debt ......................................................            4,600           245,000
   Repayment of long term debt .....................................................              (11)         (239,600)
   Debt issuance costs .............................................................             --              (6,199)
   Debt extinguishment costs .......................................................             --              (2,126)
                                                                                         ------------      ------------
Net cash provided by (used in) financing activities ................................            4,589            (2,925)
                                                                                         ------------      ------------
Net decrease in cash and cash equivalents ..........................................             (841)          (16,758)
Cash and cash equivalents at beginning of period ...................................            6,901            18,805
                                                                                         ------------      ------------
Cash and cash equivalents at end of period .........................................     $      6,060      $      2,047
                                                                                         ============      ============
Cash paid (received) during the period for:
     Interest ......................................................................     $      4,748      $      5,265
     Income taxes ..................................................................     $         33      $       --
     Reorganization costs (includes prepayments) ...................................     $       --        $        247
     Reorganization receipts (interest income) .....................................     $       --        $       (260)


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") and subsidiaries have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals other than reorganization accruals and adjustments to effect the Company's plan of reorganization, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company performs ongoing reviews with respect to accounts receivable and maintains an allowance for doubtful accounts receivable ($885,000 and $898,000 at December 31, 1999 and March 31, 2000, respectively) based on expected collectibility.

2.   BANKRUPTCY PROCEEDINGS

     On August 23, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 filing") in the U.S. District Court for the Northern District of Texas (the "Bankruptcy Court"). On November 30, 1999, the Company filed a plan of reorganization and subsequently filed an amended plan of reorganization on February 14, 2000 (the "Plan of Reorganization"). On March 20, 2000, the Bankruptcy Court entered an order confirming the Plan of Reorganization and on March 31, 2000, the Plan of Reorganization was consummated and the Company emerged from bankruptcy.

     Prior to March 31, 2000, the effective date of the Plan of Reorganization, the Company had 25,603,512 shares of old common stock issued and outstanding. Old shareholders received shares representing 4% of new common stock on a basis of one share of new common stock for 40 shares of old common stock as of the effective date without giving effect to dilution from shares to be issued in connection with the standby loan or shares, if any, to be issued under the rights offering discussed below. Additionally, shareholders as of February 7, 2000, are eligible to receive their pro rata share of 20% of the proceeds available from the Hicks Muse lawsuit after fees and expenses and 40% of any proceeds of the disposition of the Company's interest in, or the assets of, Coho Anaguid, Inc. The Company has charged 40% of the carrying value of Coho Anaguid, Inc., approximately $1.1 million, to reorganization expense at March 31, 2000. The Company's remaining carrying value of Coho Anaguid, Inc. is $1.6 million.

     On May 2, 2000, the Company distributed stock rights to the holders of its old common stock as of the record date of March 6, 2000, to purchase up to an aggregate of 8,663,846 shares of its new common stock. Each holder of old common stock received 0.338 rights for every share of old common stock held by such holder. Each right allows a holder to buy one share of new common stock at a price of $10.40 per share. Unexercised rights will expire May 31, 2000. If all the rights are exercised, the Company will receive $90.1 million upon completion of the offering, before deducting the offering expenses. Proceeds from the rights offering will be used to pay down the standby loan if satisfactory terms can be reached, otherwise proceeds will be used to pay down our debt under the new credit facility. Any proceeds not used to pay down either the standby loan or the new credit facility will be used for working capital.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The reorganized value of the Company's assets exceeded the total of all postpetition liabilities and allowed claims; therefore, the Company did not qualify for fresh-start accounting. On March 31, 2000, the Company recorded the following transactions to effect the Company's Plan of Reorganization:

o    The borrowing of $183.0 million under the Company's new credit facility.

o The borrowing of $72.0 million under the standby loan and the obligation to issue 2,691,958 shares of new common stock as debt issuance costs at a diluted reorganization value of approximately $9.01 per share for a total of $24.2 million. The diluted reorganization value of $9.01 per share was caused by the old bondholders accepting a dilution in the value of their new common stock to obtain the standby loan financing for the reorganized company. The dilution is a result of the obligation to issue additional shares to the standby lenders.

o Repayment of borrowings outstanding under the old bank credit facility together with accrued interest and reasonable fees totaling $260.2 million, resulting in a $303,000 loss on extinguishment of debt.

o Conversion of the old bonds into 15,362,107 shares of new common stock, representing 96% of the new common stock without giving effect to dilution from shares to be issued in connection with the standby loan or shares, if any, to be issued under the rights offering, at a reorganization value of approximately $10.52 per share resulting in a $4.1 million loss on extinguishment of debt. Although the old bonds were paid no more than in full, the Company did realize a loss on extinguishment of debt because the Company's carrying value of the old bonds was less than the allowed claim, primarily due to unamortized debt issuance costs.

o    Provision of $1.6 million to allow for settlement of disputed claims.

o Payment of all allowed senior secured claims and all other allowed claims less than $1,000, aggregating approximately $500,000.

     All other allowed claims will be paid in full as follows:

o General unsecured claims will be paid in full in four quarterly installments, with the first installment due on May 1, 2000, and subsequent installments due the first business day of each subsequent calendar quarter.

o Priority tax claims will receive five-year, interest-bearing promissory notes.

o Costs associated with the bankruptcy are anticipated to be paid in the second quarter of 2000 upon court approval.

     In conjunction with its Plan of Reorganization, the Company terminated 19 corporate office employees and seven officers in April 2000. Costs of $438,000 associated with termination benefits for the 19 corporate office employees were accrued as of March 31, 2000 and charged to reorganization expense. Additionally, the Company rejected all of its officer employment agreements and officer severance agreements in connection with the Plan of Reorganization, including the seven terminated officers. The Company has negotiated settlement agreements related to the claims for these rejected contracts. Approximately $2.8 million was accrued and charged to reorganization expense for these claims settlements which will be paid during the nine months following the consummation of the Plan of Reorganization.

     The Company's Plan of Reorganization provided for a retention plan under which employees are provided with additional incentives to continue their employment with the Company throughout 2000. The amount of cash awards to be paid under the retention plan, based on the current number of continuing employees, is $1.3 million, 33% was payable upon the effective date of the Plan of Reorganization and 67% is to be paid January 1, 2001. Costs of $419,000 payable upon the effective date of the Plan of Reorganization have been accrued and charged to reorganization expense at March

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

31, 2000. Payments of approximately $850,000 to be paid January 1, 2001, will be amortized monthly over the subsequent nine-month period and charged to reorganization expense.


3.   PROPERTY AND EQUIPMENT

                                                                                December 31         March 31
                                                                                     1999             2000
                                                                                ------------      ------------

     Crude oil and natural gas leases and rights including exploration,
         development and equipment thereon, at cost .......................     $    684,896      $    686,035
     Accumulated depletion and depreciation ...............................         (373,108)         (376,733)
                                                                                ------------      ------------
                                                                                $    311,788      $    309,302
                                                                                ============      ============

     Due to the cessation of exploration and development of crude oil and natural gas reserves in 1998, all overhead expenditures incurred during 1999 and 2000 have been charged to general and administrative expense. The Company anticipates an increase in exploration and development work during the remainder of 2000, therefore, related overhead and expenditures will be capitalized as such work is performed.

     During the three months ended March 31, 1999 and 2000, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     Unproved crude oil and natural gas properties totaling $56,296,000 and $40,397,000 at December 31, 1999 and March 31, 2000, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

4.   LONG-TERM DEBT

                                                               December 31        March 31
                                                                  1999              2000
                                                              ------------      ------------

     Old bank group loan ................................     $    239,600      $       --
     Old bonds ..........................................          150,000              --
     New credit facility ................................             --             183,000
     Standby loan .......................................             --              72,000
     Promissory notes ...................................             --               5,181
     Other ..............................................                3             1,000
                                                              ------------      ------------
                                                                   389,603           261,181
     Unamortized original issue discount on old bonds ...             (918)             --
     Current maturities of long-term debt ...............         (388,685)             (951)
                                                              ------------      ------------
                                                              $       --        $    260,230
                                                              ============      ============

     The Company and some of its subsidiaries were parties to an old bank group loan agreement. Borrowings outstanding under the old bank group loan together with accrued interest and reasonable fees totaling $260.2 million were paid on March 31, 2000. The Company obtained the funds necessary for the payment of the old bank group loan through the combination of borrowings under its new senior revolving credit facility, borrowings under the standby loan and from cash on hand.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Additionally, the Company owed approximately $162 million of principal and accrued interest under its old bonds. Under the Plan of Reorganization, these old bonds and accrued interest were converted into 15,362,107 shares of new common stock.

     The new senior revolving credit facility was obtained from a syndicate of lenders led by The Chase Manhattan Bank, as agent for the new lenders, and has a principal amount of up to $250 million. The new credit facility limits advances to the amount of the borrowing base, which has been set initially at $205 million. The borrowing base is the loan value assigned to the proved reserves attributable to the Company's oil and gas properties. The borrowing base is subject to semiannual review based on reserve reports. The new credit facility is subject to semiannual borrowing base redeterminations, each April 1 and October 1, and will be made at the sole discretion of the lenders. The Company or Chase may each request one additional borrowing base redetermination during any calendar year.

     Interest on advances under the new credit facility will be payable on the earlier of the expiration of any interest period under the new credit facility or quarterly, beginning the first quarter after the effective date. Amounts outstanding under the new credit facility will accrue interest at the Company's option at either the Eurodollar rate, which is the annual interest rate equal to the London interbank offered rate for deposits in United States dollars that is determined by reference to the Telerate Service or offered to Chase plus an applicable margin (currently 3%), or the prime rate, which is the floating annual interest rate established by Chase from time to time as its prime rate of interest and which may not be the lowest or best interest rate charged by Chase on loans similar to the new credit facility, plus an applicable margin (currently 2%). All outstanding advances under the new credit facility are due and payable in full three years from the effective date. The new credit facility has been secured by substantially all of the Company's assets.

     The new credit agreement contains financial and other covenants including:

o maintenance of required ratios of cash flow to interest expense (2 to 1), senior debt to cash flow required (initially to be 5 to 1), and current assets to current liabilities required (throughout the term of the credit agreement to be 1 to 1 as of the end of each quarter, commencing as of the end of the initial fiscal quarter to commence after the effective date),

o    restrictions on the payment of dividends and

o limitations on the incurrence of additional indebtedness, the creation of liens and the incurrence of capital expenditures.

     The lenders received $5.8 million of closing fees in addition to expense reimbursements.

     The standby loan was made under a senior subordinated note facility under which the Company issued $72 million of senior subordinated notes to PPM America, Inc., Appaloosa Management, L.P., Oaktree Capital Management, L.L.C., Pacholder Associates, Inc. and their respective assignees. The Company's rights and responsibilities and those of the standby lenders are governed by a standby loan agreement which was executed and delivered on March 31, 2000.

     Debt under the standby loan agreement is evidenced by notes maturing March 31, 2007 and bearing interest at a minimum annual rate of 15% and payable in cash semiannually. After March 31, 2001, additional semiannual interest payments will be payable in an amount equal to 1/2% for every $0.25 that the "actual price" for the Company's oil and gas production exceeds $15 per barrel of oil equivalent during the applicable semiannual interest period, up to a maximum of 10% additional interest per year. The "actual price" for the Company's oil and gas production is the weighted average price received by the Company for all its oil and gas production, including hedged and unhedged production, net of hedging costs, in dollars per barrel of oil equivalent using a 6:1 conversion ratio for natural gas. The actual price will be calculated over a six-month measurement period ending on the date two months before the applicable interest payment date. Additionally, upon an event of default occurring under the standby loan, interest will be payable

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

in cash, unless otherwise required to be paid-in-kind, at a rate equal to 2% per year over the applicable interest rate. Interest payments under the standby loan may be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash.

     Payment of the standby loan notes will be expressly subordinate to payments in full in cash of all obligations arising in connection with the new credit facility. After the initial 12-month period, cash interest payments may be made only to the extent by which EBITDA, or earnings before interest, tax, depreciation and amortization expense, on a trailing four-quarter basis exceeds $65 million. The new credit agreement also prohibits the Company from making any cash interest payments on the standby loan indebtedness if the outstanding indebtedness under both the new credit facility and the standby loan exceeds
3.75 times the EBITDA for the trailing four quarters. The Company may prepay the standby loan notes at the face amount, in whole or in part, in minimum denominations of $1,000,000, plus either a standard make-whole payment at 300 basis points over the "treasury rate" for the first four years. Beginning in the fifth year, the prepayment fee is 7.5% of the principal amount being prepaid; in the sixth year, the prepayment fee is 3.75% of the principal amount being prepaid; and after the sixth year there is no prepayment fee. The "treasury rate" is the yield of U.S. Treasury securities with a term equal to the then-remaining term of the standby loan notes that has become publicly available on the third business day before the date fixed for repayment.

     When the standby loan notes were issued on March 31, 2000, the standby lenders became entitled to 14.4% of our fully diluted new common stock. The shares are being registered with the Securities and Exchange Commission in connection with the rights offering and will be unconditionally issued upon the closing of the rights offering. The shares of new common stock to be issued to the standby lenders will be in addition to the shares of new common stock issued to holders of the old bonds, to the Company's shareholders prior to reorganization and to persons participating in the rights offering. Additionally, the standby lenders received closing fees of approximately $2.5 million as well as expense reimbursements.

     Claims for tax, penalty and interest were filed against the Company by the State of Louisiana and the State of Mississippi. The Company currently has appeals pending with both taxing authorities for portions of the filed claims. The Company has accrued an estimated $5.2 million for settlement of these priority tax claims, $4.2 million included in long term debt and approximately $1 million included in current portion of long-term debt. Five-year, interest-bearing promissory notes will be issued to satisfy these claims; however, all terms have not yet been agreed upon by the taxing authorities.

     The Company has settled the claims of Chevron Corp. and Chevron USA for indemnification of any environmental liabilities in the Brookhaven field. The terms of this settlement require the Company to fund $2.5 million, of which $1.0 million is included in long-term debt, over the next two years to partially finance the implementation of a remediation plan.

5.   EARNINGS PER SHARE

     On March 31, 2000, pursuant to the Plan of Reorganization, old shareholders of the Company's common stock received one share of the Company's new common stock for each forty shares of the Company's old common stock. All per-share amounts have been restated based on the new number of shares outstanding subsequent to the issuance of the new shares. See Note 2 for further discussion on the potential dilution of current equity interests.

     On March 31, 2000, the standby loan lenders met all conditions required under the terms of the standby loan agreement to be entitled to the issuance of 2,691,958 shares of the Company's new common stock. The Company accrued this obligation at a diluted reorganization value of approximately $9.01 per share. The Company included these

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

shares as issued and outstanding in the calculation of basic and diluted earnings per share ("EPS") and included the value in shareholders' equity as obligation to issue common stock.

     EPS have been calculated based on the weighted average number of shares outstanding for the three months ended March 31, 1999 and 2000 of 640,088 and 838,484, respectively. The weighted average number of shares outstanding of 640,088 for the three months ended March 31, 1999, represents the old common shares of 25,603,512 restated for the 40 for 1 conversion of old common stock for new common stock. The weighted average number of shares outstanding of 838,484 for the three months ended March 31, 2000, represents the restated old common shares of 640,088 outstanding for 90 days and the new shares issued and shares obligated to be issued (as discussed above) of 18,694,153 for one day. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants) for the three months ended March 31, 1999 and 2000 of 640,088 and 838,484, respectively. In 1999 and 2000, conversion of stock options and warrants would have been anti-dilutive and, therefore, was not considered in diluted EPS. On March 31, 2000, pursuant to the Plan of Reorganization, all stock options and warrants were extinguished.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental noncash financing activities for the three months ended March 31, 2000 are as follows:

New borrowing:
     Accounts receivable ...................................     $    9,502
     Debt issuance costs ...................................         27,065
     Changes in accounts payable and accrued liabilities ...          3,011
     Long-term debt ........................................        (15,230)
     Obligation to issue common stock ......................        (24,245)
     Reorganization expense ................................           (103)
                                                                 ----------
                                                                 $        0
                                                                 ==========
Extinguishment of debt:
     Debt issuance costs ...................................     $   (5,231)
     Accrued interest ......................................         15,484
     Current long-term debt ................................        149,081
     Issuance of common stock ..............................       (161,636)
     Loss on extinguishment of debt ........................          4,428
                                                                 ----------
Total cash paid ............................................     $    2,126
                                                                 ==========

7.   RELATED PARTY TRANSACTIONS

     (a) On March 31, 2000, the Company issued $72 million of senior subordinated notes (see Note 4), of which $65.5 million were issued to the Company's major shareholders and their affiliates. In addition, participants purchasing the notes were entitled to an origination fee, to be paid in cash, equal to 3 1/2% of the face amount of the notes purchased plus 2,691,958 shares of the Company's common stock (see Note 5). Share information, loan origination fees and notes purchased by the Company's major shareholders are as follows:


                                                       Common Shares   Loan Origination     Senior Notes
                                                       to be Received   Fee (in 000's)   Purchased (in 000's)
                                                       --------------  ----------------  --------------------
PPM America, Inc. and affiliates .................        1,465,154      $      1,382       $     39,500
Appaloosa Management, L.P. and affiliates ........          586,528      $        560       $     16,000
Oaktree Capital Management, LLC and
affiliates .......................................          373,881      $        350       $     10,000

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In addition, during April 2000, certain officers of the Company were entitled pursuant to their employment contracts to participate in the senior note loans and receive the benefit of the loan origination fee and additional shares to be issued by purchasing senior notes at face value from Appaloosa Management, L.P. and PPM America, Inc. and affiliates. Share information, loan origination fees and senior notes purchased from the major shareholders by officers of the Company are as follows:

                                     Common Shares   Loan Origination      Senior Notes
                                     to be Received   Fee (in 000's)    Purchased (in 000's)
                                     --------------  ----------------   --------------------
Michael McGovern .............           13,086        $       12.5        $        350
Gary L. Pittman ..............            6,543        $        6.0        $        175
Gerald E. Ruley ..............            3,739        $        3.5        $        100

     (b) In 1990, the Company made a non-interest bearing loan in the amount of $205,000 to Jeffrey Clarke, the Company's former President and Chief Executive Officer, to assist him in the purchase of a house in Dallas. The Company has entered into an executive employment severance agreement with Mr. Clarke in which he will receive a forbearance of the loan from the Company in exchange for his assistance in the Hicks Muse lawsuit. The loan will be forgiven on the date the Hicks Muse lawsuit is settled or otherwise completed. At March 31, 2000, the Company has provided an allowance for this loan and charged reorganization expense.

8.   COMMITMENTS AND CONTINGENCIES

     Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. At this time, the Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position.

     On May 27, 1999, the Company filed a lawsuit against HM4 Coho L.P. ("HM4") and affiliated persons. The lawsuit alleges (1) breach of the written contract terminated by HM4 in December 1998, (2) breach of the oral agreements reached with HM4 on the restructured transaction in February 1999 and (3) promissory estoppel. In the lawsuit, the Company seeks monetary damages of approximately $500 million. The lawsuit is currently in the discovery stages. The Company filed a motion for summary judgement on December 22, 1999. The Company believes that the lawsuit has merit and that the actions of HM4 in December 1998 and February 1999 were the primary cause of the Company's liquidity crisis; however, there can be no assurance as to the outcome of this litigation.

     During June 1999, the Company extended its Anaguid permit in Tunisia, North Africa through June 2001. The Company has a commitment to drill two additional wells during this two-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of this information with respect to our plans and strategy for our business, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their perception of expected future developments and other factors they believe are appropriate. Such statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements.

GENERAL

     As discussed more fully below, we emerged from bankruptcy on March 31, 2000. As a result of the reorganization, our former principal bondholders and their affiliates will own approximately 88% of the new common stock. A new management team and a new board of directors were selected by the new owners to lead us as we emerge from bankruptcy.

     Our direction in the near term will be to increase production and cash flow from existing properties to provide a stable base of future working capital. Our existing Oklahoma and Mississippi properties offer numerous oil and gas recompletion and drilling opportunities with favorable economics to achieve this cash flow growth. We intend to use cash flow from operations to fund these development activities.

     Our only operating revenues are crude oil and natural gas sales with crude oil sales representing approximately 94% of production revenues and natural gas sales representing approximately 6% of production revenues during the three months ended March 31, 2000, compared to 86% from crude oil sales and 14% from natural gas sales during the same period in 1999.

     Our crude oil and natural gas production decreased in the first three months of 2000 due to overall production declines on our operated properties as discussed below under "Results of Operations - Operating Revenues." Average net daily barrel of oil equivalent ("BOE") production was 10,421 BOE for the three months ended March 31, 2000 as compared to 11,047 BOE for the same period in 1999. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

BANKRUPTCY PROCEEDINGS

     On August 23, 1999, we and our wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company, made a Chapter 11 filing with the bankruptcy court. On November 30, 1999 we filed a plan of reorganization and subsequently filed an amended plan of reorganization on February 14, 2000. On March 20, 2000, the bankruptcy court entered an order confirming our plan of reorganization and on March 31, 2000, the plan of reorganization was consummated and we emerged from bankruptcy.

     Prior to March 31, 2000, the effective date of the plan of reorganization, we had 25,603,512 shares of old common stock issued and outstanding. Old shareholders received shares representing 4% of new common stock on a basis of one share of new common stock for 40 shares of old common stock as of the effective date without giving effect to dilution from shares to be issued in connection with the standby loan or shares, if any, to be issued under the rights offering discussed below. Additionally, shareholders as of February 7, 2000, are eligible to receive their pro rata share of 20% of the proceeds available from the Hicks Muse lawsuit after fees and expenses and 40% of any proceeds from the disposition of our interest in, or the assets of, Coho Anaguid, Inc. We have charged 40% of the carrying value of Coho Anaguid, Inc., approximately $1.1 million, to reorganization expense at March 31, 2000. The Company's remaining carrying value of Coho Anaguid, Inc. is $1.6 million.

     On May 2, 2000, we distributed stock rights to the holders of our old common stock as of the record date of March 6, 2000, to purchase up to an aggregate of 8,663,846 shares of our new common stock. Each holder of old common stock received 0.338 rights for every share of old common stock held by such holder. Each right allows a holder to buy one share of new common stock at a price of $10.40 per share. Unexercised rights will expire May 31, 2000. If all the rights are exercised, we will receive $90.1 million upon completion of the offering, before deducting the offering expenses. Proceeds from the rights offering will be used to repay the standby loan if satisfactory terms can be reached, otherwise proceeds will be used to pay down our debt under the new credit facility. Any proceeds not used to pay down either the standby loan or the new credit facility will be used for working capital.

     The reorganized value of our assets exceeded the total of all postpetition liabilities and allowed claims; therefore, we did not qualify for fresh-start accounting. On March 31, 2000, we recorded the following transactions to effect our plan of reorganization:

o    The borrowing of $183.0 million under our new credit facility.

o The borrowing of $72.0 million under the standby loan and the obligation to issue 2,691,958 shares of new common stock as debt issuance costs at a diluted reorganization value of approximately $9.01 per share for a total of $24.2 million. The diluted reorganization value of $9.01 per share was caused by the old bondholders accepting a dilution in the value of their new common stock to obtain the standby loan financing for the reorganized company. The dilution is a result of the obligation to issue additional shares to the standby lenders.

o Repayment of borrowings outstanding under the old bank credit facility together with accrued interest and reasonable fees totaling $260.2 million, resulting in a $303,000 loss on extinguishment of debt.

o Conversion of the old bonds into 15,362,107 shares of new common stock, representing 96% of the new common stock without giving effect to dilution from shares to be issued in connection with the standby loan or shares, if any, to be issued under the rights offering, at a reorganization value of approximately $10.52 per share, resulting in a $4.1 million loss on extinguishment of debt. Although the old bonds were paid no more than in full, we did realize a loss on extinguishment of debt because our carrying value of the old bonds was less than the allowed claim, primarily due to unamortized debt issuance costs.

o    Provision of $1.6 million to allow for settlement of disputed claims.

o Payment of all allowed senior secured claims and all other allowed claims less than $1,000, aggregating approximately $500,000.

     All other allowed claims will be paid in full as follows:

o General unsecured claims will be paid in full in four quarterly installments, with the first installment due on May 1, 2000, and subsequent installments due the first business day of each subsequent calendar quarter.

o Priority tax claims will receive five-year, interest-bearing promissory notes.

o Costs associated with the bankruptcy are anticipated to be paid in the second quarter of 2000 upon court approval.

     In conjunction with our plan of reorganization, we terminated 19 corporate office employees and seven officers in April 2000. Costs of $438,000 associated with termination benefits for the 19 corporate office employees were accrued as of March 31, 2000 and charged to reorganization expense. Subsequent to these terminations, we currently employ 49 corporate office employees and 49 field employees. Additionally, we rejected all of our officer employment agreements and officer severance agreements in connection with the plan of reorganization including the seven terminated officers. We have negotiated settlement agreements related to the claims for these rejected contracts. Approximately $2.8 million was accrued and charged to reorganization expense for these claims settlements which will be paid during the nine months following the consummation of the plan of reorganization.

     Our plan of reorganization provided for a retention plan under which employees are provided with additional incentives to continue their employment with us throughout 2000. The amount of cash awards to be paid under the retention plan, based on the current number of continuing employees, is $1.3 million, 33% was payable upon the effective date of our plan of reorganization and 67% is to be paid on January 1, 2001. Costs of $419,000 payable upon the effective date of the plan of reorganization have been accrued and charged to reorganization expense at March 31, 2000. Payments of approximately $850,000 to be paid on January 1, 2001, will be amortized monthly over the subsequent nine-month period and charged to reorganization expense.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the three months ended March 31, 2000, cash flow used by operating activities was $11.7 million compared with cash flow used by operating activities of $4.5 million for the same period in 1999. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, increased $11.3 million from $2.5 million in the first three months of 1999 to $13.8 million in the first three months of 2000, primarily due to price increases between such comparable periods of 182% and 44% for crude oil and natural gas, respectively, partially offset by a decline in production and increases in production expenses and production taxes between comparable periods. We also incurred costs totaling $11.5 million in the first three months of 2000 related to reorganization costs. Changes in operating assets and liabilities used $7.2 million of cash for operating activities for the three months ended March 31, 2000, compared to $679,000 of cash for operating activities provided for the same period in 1999, primarily due to payment of $18.5 million in accrued interest payable, partially offset by increases in accrued reorganization costs, trade payables and other accrued liabilities. See "Results of Operations" for a discussion of operating results.

     Operating revenues increased due to crude oil and natural gas price increases for the first quarter of 2000 as compared to the first quarter of 1999. The effects of these price increases were partially offset by production declines during the first three months of 2000 as compared to the first three months of 1999. See "Results of Operations" for a discussion of operating results.

     We had a working capital deficit of $2.6 million at March 31, 2000 compared to working capital, before liabilities subject to compromise, of $16.2 million at December 31, 1999. The decrease in working capital relates to several factors including the following:

o Cash balances on hand decreased from $18.8 million at December 31, 1999 to $2.0 million at March 31, 2000. The decrease in cash is primarily due to the utilization of cash on hand to consummate the reorganization on March 31, 2000.

o Accounts receivable increased from $11.2 million at December 31, 1999 to $21.2 million at March 31, 2000 due to a $10 million receivable accrued by us from a standby lender and its affiliates. The standby lender and its affiliates committed to, and transmitted by wire, a $10 million loan advance under the standby loan agreement; however, due to wire transfer delays such funds were not received by us until April 3, 2000, the following business day.

o Current liabilities increased from $15.2 million at December 31, 1999 to $26.9 million at March 31, 2000 due to several factors including:

     o the reclassification of $9.5 million of liabilities subject to compromise to current liabilities as a result of our emergence from bankruptcy,

     o    the accrual of $7.5 million of reorganization costs,

     o an increase of $1.0 million in current long-term debt related to the priority tax claims,

     o an increase of $1.6 million in current environmental liabilities related to the bankruptcy claims and

     o an increase of $1.2 million in accrued liabilities related to a reserve established for disputed claims settlements.

The above factors were partially offset by the reduction in accrued interest resulting from settlement of the old bank group claim discussed below.

     We and some of our subsidiaries were parties to an old bank group loan agreement. Borrowings outstanding under the old bank group loan, together with accrued interest and reasonable fees totaling $260.2 million, were paid on March 31, 2000. We obtained the funds necessary for the payment of the old bank group loan through the combination of borrowings under the new senior revolving credit facility, borrowings under the standby loan and from cash on hand.

     Additionally, we owed approximately $162 million of principal and accrued interest under our old bond indenture. Under the plan of reorganization, these old bonds and accrued interest were converted into 15,362,107 shares of new common stock.

     The new senior revolving credit facility was obtained from a syndicate of lenders led by The Chase Manhattan Bank, as agent for the new lenders, and has a principal amount of up to $250 million. The new credit facility limits advances to the amount of the borrowing base, which has been set initially at $205 million. The borrowing base is the loan value assigned to the proved reserves attributable to our oil and gas properties. The borrowing base is subject to semiannual review based on reserve reports. The new credit facility is subject to semiannual borrowing base redeterminations, each April 1 and October 1, and will be made at the sole discretion of the lenders. We or Chase may each request one additional borrowing base redetermination during any calendar year.

     Interest on advances under the new credit facility will be payable on the earlier of the expiration of any interest period under the new credit facility or quarterly, beginning the first quarter after the effective date. Amounts outstanding under the new credit facility will accrue interest at our option at either the Eurodollar rate, which is the annual interest rate equal to the London interbank offered rate ("LIBOR") for deposits in United States dollars that is determined by reference to the Telerate Service or offered to Chase plus an applicable margin (currently 3%), or the prime rate, which is the floating annual interest rate established by Chase from time to time as its prime rate of interest and which may not be the lowest or best interest rate charged by Chase on loans similar to the new credit facility, plus an applicable margin (currently 2%). Currently, we have locked in a rate of 9.5% (6.5% LIBOR plus 3% margin) for the six-month period from April 10, 2000 through October 10, 2000 on the outstanding $183 million advance. All outstanding advances under the new credit facility are due and payable in full three years from the effective date.

     The new credit facility has been secured by granting Chase the following collateral for the benefit of the lenders:

o first and prior security interests in the issued and outstanding capital stock and other equity interests of our material subsidiaries,

o first and prior mortgage liens and security interests covering proved mineral interests selected by Chase having a present value, as determined by Chase, of not less than 85% of the present value of all our proved mineral interests evaluated by the lenders for purposes of determining the borrowing base and

o first and prior security interests in our other tangible and intangible assets.

     The new credit agreement contains financial and other covenants including:

o maintenance of required ratios of cash flow to interest expense (2 to 1), senior debt to cash flow required (initially to be 5 to 1), and current assets to current liabilities required (throughout the term of the credit agreement to be 1 to 1 as of the end of each quarter, commencing as of the end of the initial fiscal quarter to commence after the effective date),

o    restrictions on the payment of dividends and

o limitations on the incurrence of additional indebtedness, the creation of liens and the incurrence of capital expenditures.

     The lenders received an additional $5.8 million of closing fees in addition to expense reimbursements.

     The standby loan was made under a senior subordinated note facility under which we issued $72 million of senior subordinated notes to PPM America, Inc., Appaloosa Management, L.P., Oaktree Capital Management, L.L.C., Pacholder Associates, Inc. and their respective assignees. Our rights and responsibilities and those of the standby lenders are governed by a standby loan agreement which was executed and delivered on March 31, 2000.

     Debt under the standby loan agreement is evidenced by notes maturing March 31, 2007 and bearing interest at a minimum annual rate of 15% and payable in cash semiannually. After March 31, 2001, additional semiannual interest payments will be payable in an amount equal to 1/2% for every $0.25 that the "actual price" for our oil and gas production exceeds $15 per barrel of oil equivalent during the applicable semiannual interest period, up to a maximum of 10% additional interest per year. The "actual price" for our oil and gas production is the weighted average price received by us for all our oil and gas production, including hedged and unhedged production, net of hedging costs, in dollars per barrel of oil equivalent using a 6:1 conversion ratio for natural gas. The actual price will be calculated over a six-month measurement period ending on the date two months before the applicable interest payment date. Additionally, upon an event of default occurring under the standby loan, interest will be payable in cash, unless otherwise required to be paid-in- kind, at a rate equal to 2% per year over the applicable interest rate. Interest payments under the standby loan may be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash.

     Payment of the standby loan notes will be expressly subordinate to payments in full in cash of all obligations arising in connection with the new credit facility. After the initial 12-month period, cash interest payments may be made only to the extent by which EBITDA, or earnings before interest, tax, depreciation and amortization expense, on a trailing four-quarter basis exceed $65 million. The new credit agreement may also prohibit us from making any cash interest payments on the standby loan indebtedness if the outstanding indebtedness under both the new credit facility and the standby loan exceeds
3.75 times EBITDA for the trailing four quarters. We may prepay the standby loan notes at the face amount, in whole or in part, in minimum denominations of $1,000,000, plus either a standard make-whole payment at 300 basis points over the "treasury rate" for the first four years. Beginning in the fifth year, the prepayment fee is 7.5% of the principal amount being prepaid; in the sixth year, the prepayment fee is 3.75% of the principal amount being prepaid; and after the sixth year there is no prepayment fee. The "treasury rate" is the yield of U.S. Treasury securities with a term equal to the then-remaining term of the standby loan notes that has become publicly available on the third business day before the date fixed for repayment.

     When the standby loan notes were issued on March 31, 2000, the standby lenders became entitled to receive 14.4% of our fully diluted new common stock. The shares are being registered with the Securities and Exchange Commission in connection with the rights offering and will be issued upon the closing of the rights offering. The shares of new common stock to be issued to the standby lenders will be in addition to the shares of new common stock issued to holders of the old bonds, to our shareholders prior to reorganization and to persons participating in the rights offering. Additionally, the standby lenders received closing fees of approximately $2.5 million as well as expense reimbursements.

     Our new management team has prepared cash flow forecasts through the end of the year assuming conservative growth in production during the period based on budgeted capital expenditures, discussed below, and conservative commodity prices as compared to current commodity prices. The forecasted operating revenues and availability under the new credit facility are sufficient to fund the following forecasted expenditures through the end of the year:

o operating expenses, including well repair costs to return all shut-in wells to production,

o general and administrative expenses as reduced for the April 2000 staff reductions,

o    interest due under the bank credit facility,

o    capital expenditures, and

o other current obligations, primarily consisting of accrued reorganization costs, general unsecured claims and payments due under the promissory notes related to priority tax claims.

Interest owed under the standby loan will be "paid-in-kind" by increasing the amount of principal outstanding through the issuance of additional standby loan notes.

     Capital Expenditures. During the first three months of 2000, we incurred capital expenditures of $2.2 million compared with $325,000 for the first three months of 1999. We ceased substantially all of our capital projects in 1999 due to our liquidity problems and our bankruptcy filing, as discussed above; however, during the first three months of 2000 we have increased capital expenditure activities and we expect to continue work on capital projects throughout 2000. Currently, a $20 million budget for capital expenditures has been approved by the board of directors, which will be funded by working capital from operations. We have also increased our capital maintenance budget to return all shut-in wells to production and to promptly repair our existing wells as future maintenance is required. Additionally, we anticipate increasing our capital expenditure budget for the higher commodity prices and if cash flow from successful capital projects exceeds our current budgeted cash flow amounts. We have no material capital commitments and are consequently able to adjust the level of our expenditures as circumstances warrant. No general and administrative costs associated with our exploration and development activities were capitalized for the first three months of 2000 or 1999.

RESULTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                                 MARCH 31
                                                       -----------------------------
                                                           1999             2000
                                                       ------------     ------------
Selected Operating Data

Production
   Crude Oil (Bbl/day) ...........................            9,740            9,385
   Natural Gas (Mcf/day) .........................            7,839            6,217
   BOE (Bbl/day) .................................           11,047           10,421

Average Sales Prices
   Crude Oil per Bbl .............................     $       8.81     $      24.83
   Natural Gas per Mcf ...........................     $       1.77     $       2.55

Other
   Production costs per BOE(1) ...................     $       3.80     $       7.10
   Depletion per BOE .............................     $       3.62     $       3.82

Production revenues (in thousands)
   Crude Oil .....................................     $      7,719     $     21,201
   Natural Gas ...................................            1,248            1,445
                                                       ------------     ------------
                                                       $      8,967     $     22,646
                                                       ============     ============

-----------------------

(1)  Includes lease operating expenses and production taxes.

     Operating Revenues. During the first three months of 2000, production revenues increased 153% to $22.6 million as compared to $9.0 million for the same period in 1999. This increase was primarily due to increases in the prices received for crude oil and natural gas of 182% and 44%, respectively, partially offset by a 4% decrease in daily crude oil production and a 21% decrease in daily natural gas production.

     The 21% decrease in daily natural gas production during the first three months of 2000 is primarily due to production declines on our Oklahoma gas properties. The 4% decrease in daily crude oil production during the first three months of 2000 is due to overall production declines in our operated Mississippi and Oklahoma oil properties. Due to our capital constraints in conjunction with the decline in crude oil prices during 1998, we significantly reduced both minor and major well repairs and drilling activity on our operated properties during the last five months of 1998, ceased all well repairs and drilling activity in December 1998 and halted production on wells which were uneconomical due to depressed crude oil prices, all of which contributed to overall production declines. In response to improved crude oil prices in the second quarter of 1999, since May 1999 we have been utilizing working capital provided by operations to perform well repair work to return some of the shut-in wells to production. Despite the repair work, we have not yet returned all shut-in wells to production; however, due to our emergence from bankruptcy, we will increase the level of expenditures for capital projects and well maintenance in the second quarter of 2000 which we anticipate will improve production. See "Liquidity and Capital Resources - Capital Expenditures" for discussion on future expenditures.

     Average crude oil prices increased 182% during the first three months of 2000 compared to the same period in 1999. During the first quarter of 1999, substantially all of our crude oil was sold under contracts which were keyed off of posted crude oil prices. Beginning in April 1999, we entered into a new crude oil contract for substantially all of our Oklahoma crude oil which is now keyed off of the New York Mercantile Exchange price, which resulted in a net increase in our realized price. The price per Bbl received is adjusted for the quality and gravity of the crude oil and is generally lower than the NYMEX price. Our overall average crude oil price received during the first quarter of 2000 represented a discount of 14% to the average NYMEX price for such period.

     The realized price for the our natural gas increased 44% from $1.77 per Mcf in the first three months of 1999 to $2.55 per Mcf in the first three months of 2000, due to an increase in demand.

     Production revenues for the three months ended March 31, 1999 and 2000 included no crude oil or natural gas hedging gains or losses. During the first quarter of 2000, we had no natural gas or crude oil production hedged and there were no deferred or unrealized hedging gains or losses.

     Expenses. Production expenses (including production taxes) were $6.7 million for the first three months of 2000 compared to $3.8 million for the first three months of 1999. The increase in expenses for the comparable three month periods is primarily due to well repair work to stabilize production and an increase in production taxes. On a BOE basis, production costs increased 87% to $7.10 per BOE in 2000 from $3.80 per BOE in 1999 for the comparable three month periods. On a BOE basis, the 87% increase in production costs over the first quarter of 1999 is primarily due to $1.0 million of well repair work performed in the first quarter of 2000 and lower than normal costs during the first quarter of 1999 resulting from the cessation of all repair work and shut in of uneconomical wells during the end of 1998 and the first quarter of 1999. Additionally, on a BOE basis during the first quarter of 2000, severance taxes increased 362% to $1.34 per BOE as compared to $0.29 per BOE for the same period last year due to higher price realization. The current well repair work represents an accumulation of projects because we had ceased substantially all well repair work in December 1998 and the subsequent four month period due to depressed oil prices. We intend to continue well repair work throughout 2000 to improve production. In addition, operating expenses are expected to remain high until all shut- in wells have been restored to production.

     General and administrative costs decreased $564,000 or 21% between the comparable three month periods. This decrease is primarily due to reductions in employee-related costs due to staff attrition and reductions in professional fees and general corporate costs.

     Allowance for bad debt of $765,000 for the three months ended March 31, 2000 primarily represents an allowance for uncollectible accounts receivable from working interest owners.

     Depletion and depreciation expense increased slightly for the three months ended March 31, 2000 from the comparable period in 1999. This increase is the result of an increased rate per BOE due to the inclusion of $15.9 million in unproved oil and gas property costs in our costs subject to depletion, which increased to $3.82 in 2000 from $3.62 for the comparable three month period in 1999, partially offset by decreased production volumes.

     Reorganization costs increased from $297,000 for the three months ending March 31, 1999 to $11.5 million for the comparable period in 2000. This increase relates to:

o professional fees for consultants and attorneys assisting in the negotiations associated with financing and reorganization alternatives and approval and implementation of our plan of reorganization,

o    termination benefits for severed employees,

o accrual of settlement amounts of officer employment agreements and officer severance agreements which were rejected in the plan of reorganization,

o accrual of amounts payable as of March 31, 2000 under our retention bonus plan and

o provisions for settlements of disputed bankruptcy claims and other costs to effect the plan of reorganization.

The above factors were partially offset by interest income earned on accumulated cash.

     Interest expense increased 5% for the three month period ended March 31, 2000 compared to the same period in 1999, primarily as a result of higher interest rates due to payment defaults and debt acceleration and interest on past due interest payments, partially offset by the discontinuance of interest expense accruals on our unsecured debt. On August 24, 1999, we discontinued the accrual of interest on unsecured debt as a result of our bankruptcy filing. Approximately

$3.5 million of additional interest expense would have been recognized by us for the first quarter of 2000 if not for the discontinuation of such interest expense accruals.

     Loss on extinguishment of debt of $4.4 million resulted from the settlement of the old bank group and bondholders' claims. The loss on settlement of the old bank group claim was $303,000 and represents the difference in our carrying value of the debt and the cash settlement amount. The loss on settlement of the bondholders' claims was $4.1 million and represents the difference in our carrying value of the debt and the reorganization value of $10.52 per share for the common stock received by the bondholders.

     Due to the factors discussed above, our net loss for the three months ended March 31, 2000 was $14.6 million, as compared to a net loss of $9.0 million for the same period in 1999.

     Subsequent Event. Subsequent to March 31, 2000, we have hedged a portion of our future crude oil production by entering into certain arrangements that fix a minimum and maximum price range per barrel as follows:

o 6,000 barrels per day for the period July 1, 2000 to June 30, 2001, with a minimum price of $21.00 and a maximum price of $24.50.

o 1,220 barrels per day for the period July 1, 2000 to December 31, 2000, with a minimum price of $21.00 and a maximum price of $23.90.

o 250 barrels per day for the period January 1, 2001 to June 30, 2001, with a minimum price of $20.00 and a maximum price of $22.65.

o 6,250 barrels per day for the period July 1, 2001 to December 31, 2001, with a minimum price of $20.00 and a maximum price of $22.80.

In addition, we purchased a put option for the period of April 6, 2000 to June 30, 2000 to sell 7,220 barrels of crude oil per day at $23.00 per barrel and we entered into a swap agreement for the period January 1, 2002 to March 31, 2002 to fix the price on 5,500 barrels of crude oil production per day at $20.40 per barrel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

     Total debt as of March 31, 2000, included $183 million of floating-rate debt attributed to bank credit facility borrowing. As a result, our annual interest cost in 2000 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating interest rate (approximately 95 basis points) would be approximately $1.7 million assuming outstanding debt of $183 million throughout the year. We have locked in a rate of 9.5% (6.5% LIBOR plus 3% margin) for the six month period from April 10, 2000 thru October 10, 2000 on the $183 million outstanding advance.

     Total debt as of March 31, 2000, also included $72 million of senior subordinated notes. These notes were issued on March 31, 2000 and are stated at their estimated fair market value. These notes bear interest at a fixed rate of 15% through March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 23, 1999, we and our wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company, made a Chapter 11 filing with the bankruptcy court. On November 30, 1999 we filed a plan of reorganization and subsequently filed an amended plan of reorganization on February 14, 2000. On March 20, 2000, the bankruptcy court entered an order confirming our plan of reorganization and on March 31, 2000, the plan of reorganization was consummated and we emerged from bankruptcy.

           Hicks Muse Lawsuit. We are the plaintiff in a lawsuit styled Coho Energy, Inc. v. Hicks, Muse, et al, which was filed in the District Court of Dallas County, Texas, 68th Judicial District (the "Hicks Muse Lawsuit"). This lawsuit has been removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, where it currently is pending.

           We allege in the Hicks Muse lawsuit that Hicks Muse reneged on a commitment to inject $250 million dollars of equity capital into our operations, which would have given Hicks Muse control of Coho through the purchase of 41,666,666 shares of newly issued common stock at $6 per share.

           We further allege that Hicks Muse waited until after the shareholders approved the commitment, then reneged on the commitment at the last minute to renegotiate the price down to $4 per share to increase the number of shares that Hicks Muse would have received for the $250 million. We also allege that Hicks Muse reneged on the new commitment to purchase stock. We seek damages against Hicks Muse in excess of $500 million. This description is only a general description of the Hicks Muse Lawsuit and should not be relied on as conclusively stating all the alleged facts, claims or circumstances surrounding the lawsuit. We are not able to evaluate the recovery we might receive in the lawsuit and its outcome is contingent on trial or settlement.

           Brookhaven Lawsuits. Coho Resources, Inc., was a defendant in a number of individual lawsuits in Mississippi, which alleged environmental damage to property and personal injury, resulting from our drilling and production operations and those of our predecessors in the Brookhaven Field, located in Lincoln County, Mississippi. The plaintiffs alleged that their damages were caused by naturally occurring radioactive material resulting from petroleum exploration and production operations. Our predecessors on the Brookhaven Field were Florabama Associates, Ltd. and Chevron Corp. or Chevron USA. Inc. Florabama and Chevron alleged claims for indemnification for any liability they may have to the Brookhaven Field plaintiffs, including claims for monetary and punitive damages, as well as clean-up costs associated with the properties, and costs of defense. We have settled the claim of Chevron, as discussed in the next paragraph, and we are vigorously defending against the indemnity claim of Florabama. The Florabama claim is asserted at $3,671,953.33, but given our success in settling with Chevron, all partners now agree that our liability to Florabama will be resolved at less than $803,000.

           The plaintiffs have compromised and settled their $250 million claim against Coho Resources, Inc. for the cash sum of $900,000 to be paid in installments over the next 140 days following the effective date of our confirmed plan of reorganization. The court approved this settlement. We have also settled the claims of Chevron Corp. and Chevron USA, Inc. by agreeing to contribute $2.5 million over the next two years to a fund to be used to finance the implementation of a thorough remediation plan for the Brookhaven field. Chevron USA will contribute at least $3 million to that fund as well, and will supervise the implementation of the remediation plan. The remediation plan was filed with the court and circulated to numerous parties in interest. This Coho-Chevron settlement also calls for Chevron to withdraw its claims in the Florabama bankruptcy in Mississippi. As stated above, that will have the effect of greatly reducing the dollar amount of Florabama's claim in the Coho bankruptcy to less than $803,000, subject to further negotiations and final resolution.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           On February 22, 1999, we were informed by the lenders under the old bank group loan that our borrowing base was reduced to $150 million effective January 31, 1999 creating an over advance of $89.6 million under the new borrowing base. Under the terms of the old bank group loan, we were required to cure the over advance amount by March 2, 1999 by either (a) providing collateral with value and quantity in amounts equal to such excess, (b) prepaying, without premium or penalty, such excess plus accrued interest or (c) paying the first of five equal monthly installments to repay the over advance. We were unable to cure the over advance as required by the old bank group loan and received written notice from the lenders that we were in default under the terms of the old bank group loan and the lenders reserved all rights, remedies and privileges as a result of the payment default. Additionally, we were unable to pay the second, third, fourth and fifth installments which were due at the beginning of April, May, June and July 1999, respectively, and were unable to make interest payments when due, although we made aggregate interest payments of approximately $4.3 million during March, April, May, July and December 1999 and aggregate interest payments of approximately $5.3 million during January, February and March 2000. As a result of the payment defaults, the lenders accelerated the full amount outstanding under the old bank group loan. Advances under the old bank group loan and the past due interest payments bore interest at the default interest rate of prime plus 4%. The old bank group loan and accrued interest were paid in full on March 31, 2000.

           The old bank group loan agreement contained certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any writedown of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the company), (ii) maintenance of minimum ratios of cash flow to interest expense (1.5 : 1) as well as current assets (including unused borrowing base) to current liabilities (1 : 1), (iii) limitations on our ability to incur additional debt and (iv) restrictions on the payment of dividends. During the first quarter of 2000, we were not in compliance with the minimum shareholders' equity, cash flow to interest expense and current asset to current liability covenants. The old bank group loan and accrued interest were paid in full on March 31, 2000.

           We did not pay the April 15, 1999 interest payment of approximately $6.7 million due on our old bonds and were in default under the terms of the old bond indenture. Under the indenture, the trustee under the indenture by written notice to us, or the holders of at least 25% in principal amount of the outstanding old bonds by written notice to the trustee and us, could declare the principal and accrued interest on all the old bonds due and payable immediately. However, we could not pay the principal of, premium (if any) or interest on the old bonds so long as any required payments due on the old bank group loan remained outstanding and had not been cured or waived. On May 19, 1999, we received a written notice of acceleration from two holders of the old bonds, which owned in excess of 25% in principal amount of the outstanding old bonds. Both the accelerated principal and the past due interest payment bore interest at the default rate of 9.875% (1% in excess of the stated rate for the old bonds) from the date of acceleration to the petition date. The old bonds were paid in full on March 31, 2000 by conversion to our new common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On or about December 21, 1999, we filed a plan and disclosure statement with the bankruptcy court. By order dated February 7, 2000, the bankruptcy court approved certain voting procedures and established March 10, 2000 as the voting deadline for the plan and March 15, 2000 as the date for a hearing to consider the confirmation of the plan.

           In accordance with the bankruptcy court's February 7, 2000 order, the disclosure statement was mailed by the Altman Group, Inc. to all record holders of our common stock as of February 7, 2000, along with solicitation materials seeking their vote in favor of the plan. After the bankruptcy court-approved voting deadline of March 10, 2000, the Altman Group, Inc. tabulated the votes received. The following table sets forth the number of stockholders who voted for, against and abstained from voting on the plan.



Votes For:                                      3,011,833
Votes Against:                                  9,540,085
Abstentions:                                   13,051,594

     Under the Bankruptcy Code, abstentions were not counted for purposes of plan approval.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

            2.1 Debtor's First Amended and Restated Chapter 11 Plan of Reorganization as filed with the United States Bankruptcy Court for the Northern District of Texas on February 14, 2000 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-96331) dated May 2,
                           2000).

            2.2 Debtor's First Amended and Restated Disclosure Statement with Respect to the Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code as filed with the United States Bankruptcy Court for the Northern District of Texas on February 14, 2000 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-96331) dated May 2,
                           2000).

            2.3 Findings of Fact, Conclusions of Law, and Order Confirming Debtors' First Amended and Restated Chapter 11 Plan of Reorganization as filed with the Amended and Restated Chapter 11 Plan of Reorganization as filed with the United States Bankruptcy Court for the Northern District of Texas on March 20, 2000 (incorporated by reference to the Company's Report on Form 8-K dated March 20, 2000).

            3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

            3.2 Amendment and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

            4.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

            4.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

           10.1 Executive Employment Severance Agreement dated April 3, 2000, by and between Jeffrey Clarke and Coho Energy, Inc. (incorporated by reference to Exhibit
                           10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

           10.2 Credit Agreement dated as of March 31, 2000, among Coho Energy, Inc., The Chase Manhattan Bank, Meespierson Capital Corp., Fleet National Bank, Chase Securities, Inc., Credit Lyonnais, New York Branch, ABN AMRO Bank N.V., General Electric Capital Corporation, CIBC Inc., Credit Agricole Indosuez and Natexis Banque BFCE (incorporated by reference to
                           Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2,
                           2000).

           10.3 Registration Rights Agreement dated as of March 31, 2000, among Coho Energy, Inc., PPM America Special Investments Fund, L.P., PPM America Special Investments CBO II, L.P., Appaloosa Management L.P., as agent and on behalf of certain funds including Appaloosa

                           Investment Limited Partnership I, Palomino Fund Ltd., and Tersk LLC, Pacholder Associates, Inc., as agent and on behalf of certain funds including Pacholder Value Opportunity Fund, L.P., High Yield Fund, Inc., One Group High Yield Bond and Evangelical Lutheran Church In America Board of Pensions and Oaktree Capital Management, LLC, as general partner of and investment manager for the entities set forth therein (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

            10.4 Note Agreement dated as of March 31, 2000, among Coho Energy, Inc., Coho Resources, Inc., Coho Louisiana Production Company, Coho Exploration, Inc., Coho Oil & Gas, Inc., Interstate Natural Gas Company, PPM America Special Investments Fund, L.P., PPM America Special Investments CBO II, L.P., Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., Tersk LLC, Oaktree Capital Management, LLC, Pacholder Value Opportunity Fund, L.P., One Group High Yield Bond Fund and Evangelical Lutheran Church In America Board of Pensions (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2,
                           2000).

            10.5 Securities Purchase Agreement dated as of March 31, 2000, among Coho Energy, Inc., Coho Resources, Inc., Coho Louisiana Production Company, Coho Exploration, Inc., Coho Oil & Gas, Inc., Interstate Natural Gas Company, PPM America Special Investments Fund, L.P., PPM America Special Investments CBO II, L.P., Appaloosa Management, L.P., Oaktree Capital Management, LLC, and Pacholder Associates, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33- 96331) dated May 2, 2000).

            10.6 Letter Agreement dated March 5, 1999, by and between Coho Marketing and Transportation, Inc. and EOTT Energy Operating Limited Partnership, amending the Crude Oil Purchase Contract dated January 25, 1996, by and between Coho Marketing and Transportation, Inc. and EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-96331) dated May 2, 2000).

            10.7 Agreement dated as of April 13, 2000 by and between Anne Marie O'Gorman and Coho Energy, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

            10.8 Agreement dated as of April 13, 2000 by and between Larry L. Keller and Coho Energy, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

            10.9 Employment agreement dated as of April 1, 2000 by and between Michael Y. McGovern and Coho Energy, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

            10.10 Employment agreement dated as of April 1, 2000 by and between Gary L. Pittman and Coho Energy, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

            10.11 Employment agreement dated as of April 1, 2000 by and between Gerald E. Ruley and Coho Energy, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2, 2000).

            27             Financial Data Schedule

           (b)  REPORTS ON FORM 8-K

           The Company has filed on April 7, 2000 with the Securities and Exchange Commission a Current Report on Form 8-K related to the confirmation on March 20, 2000 of the bankruptcy plan of reorganization of the Company and its wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company, and the change of control of the Company caused by the effectiveness of the bankruptcy plan of reorganization on March 31, 2000.

                                COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COHO ENERGY, INC.
                              (Registrant)

Date: May 15, 2000
                              By:        /s/ Gary L. Pittman
                                 -----------------------------------------
                                             Gary L. Pittman
                              (Vice President and Chief Financial Officer)


                              By:        /s/ Susan J. McAden
                                 -----------------------------------------
                                             Susan J. McAden
                                (Chief Accounting Officer and Controller)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
------                       -----------

 2.1 Debtor's First Amended and Restated Chapter 11 Plan of Reorganization as filed with the United States
                Bankruptcy Court for the Northern District of Texas on February 14, 2000 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-96331) dated May 2,
                2000).

 2.2            Debtor's First Amended and Restated Disclosure
                Statement with Respect to the Joint Plan of Reorganization under Chapter 11 of the United States
                Bankruptcy Code as filed with the United States
                Bankruptcy Court for the Northern District of Texas on February 14, 2000 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-96331) dated May 2,
                2000).

 2.3            Findings of Fact, Conclusions of Law, and Order
                Confirming Debtors' First Amended and Restated
                Chapter 11 Plan of Reorganization as filed with the Amended and Restated Chapter 11 Plan of
                Reorganization as filed with the United States
                Bankruptcy Court for the Northern District of Texas on March 20, 2000 (incorporated by reference to the Company's Report on Form 8-K dated March 20, 2000).

 3.1            Amended and Restated Articles of Incorporation of the
                Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1
                (Registration No. 33-96331) dated May 2, 2000).

 3.2            Amendment and Restated Bylaws of the Company
                (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
                (Registration No. 33-96331) dated May 2, 2000).

 4.1            Amended and Restated Articles of Incorporation
                (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1
                (Registration No. 33-96331) dated May 2, 2000).

 4.2            Amended and Restated Bylaws of the Company
                (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1
                (Registration No. 33-96331) dated May 2, 2000).

10.1            Executive Employment Severance Agreement dated April
                3, 2000, by and between Jeffrey Clarke and Coho
                Energy, Inc. (incorporated by reference to Exhibit
                10.1 to the Company's Registration Statement on Form
                S-1 (Registration No. 33-96331) dated May 2, 2000).

10.2            Credit Agreement dated as of March 31, 2000, among
                Coho Energy, Inc., The Chase Manhattan Bank,
                Meespierson Capital Corp., Fleet National Bank, Chase
                Securities, Inc., Credit Lyonnais, New York Branch,
                ABN AMRO Bank N.V., General Electric Capital
                Corporation, CIBC Inc., Credit Agricole Indosuez and
                Natexis Banque BFCE (incorporated by reference to
                Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2,
                2000).

10.3            Registration Rights Agreement dated as of March 31,
                2000, among Coho Energy, Inc., PPM America Special
                Investments Fund, L.P., PPM America Special
                Investments CBO II, L.P., Appaloosa Management L.P., as agent and on behalf of certain funds including
                Appaloosa

                Investment Limited Partnership I, Palomino Fund Ltd., and Tersk LLC, Pacholder Associates, Inc., as agent and on behalf of certain funds including Pacholder
                Value Opportunity Fund, L.P., High Yield Fund, Inc.,
                One Group High Yield Bond and Evangelical Lutheran
                Church In America Board of Pensions and Oaktree
                Capital Management, LLC, as general partner of and investment manager for the entities set forth therein
                (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1
                (Registration No. 33-96331) dated May 2, 2000).

 10.4           Note Agreement dated as of March 31, 2000, among Coho
                Energy, Inc., Coho Resources, Inc., Coho Louisiana
                Production Company, Coho Exploration, Inc., Coho Oil
                & Gas, Inc., Interstate Natural Gas Company, PPM
                America Special Investments Fund, L.P., PPM America
                Special Investments CBO II, L.P., Appaloosa
                Investment Limited Partnership I, Palomino Fund Ltd.,
                Tersk LLC, Oaktree Capital Management, LLC, Pacholder
                Value Opportunity Fund, L.P., One Group High Yield
                Bond Fund and Evangelical Lutheran Church In America
                Board of Pensions (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-96331) dated May 2,
                2000).

 10.5           Securities Purchase Agreement dated as of March 31,
                2000, among Coho Energy, Inc., Coho Resources, Inc.,
                Coho Louisiana Production Company, Coho Exploration,
                Inc., Coho Oil & Gas, Inc., Interstate Natural Gas
                Company, PPM America Special Investments Fund, L.P.,
                PPM America Special Investments CBO II, L.P.,
                Appaloosa Management, L.P., Oaktree Capital
                Management, LLC, and Pacholder Associates, Inc.
                (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1
                (Registration No. 33- 96331) dated May 2, 2000).

 10.6           Letter Agreement dated March 5, 1999, by and between
                Coho Marketing and Transportation, Inc. and EOTT
                Energy Operating Limited Partnership, amending the
                Crude Oil Purchase Contract dated January 25, 1996, by and between Coho Marketing and Transportation, Inc. and EOTT Energy Operating Limited Partnership
                (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
                (Registration No. 333-96331) dated May 2, 2000).

 10.7 Agreement dated as of April 13, 2000 by and between Anne Marie O'Gorman and Coho Energy, Inc.
                (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1
                (Registration No. 33-96331) dated May 2, 2000).

 10.8 Agreement dated as of April 13, 2000 by and between Larry L. Keller and Coho Energy, Inc. (incorporated by reference to Exhibit 10.11 to the Company's
                Registration Statement on Form S-1 (Registration No.
                33-96331) dated May 2, 2000).

 10.9 Employment agreement dated as of April 1, 2000 by and between Michael Y. McGovern and Coho Energy, Inc.
                (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1
                (Registration No. 33-96331) dated May 2, 2000).

 10.10 Employment agreement dated as of April 1, 2000 by and between Gary L. Pittman and Coho Energy, Inc.
                (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1
                (Registration No. 33-96331) dated May 2, 2000).

 10.11 Employment agreement dated as of April 1, 2000 by and between Gerald E. Ruley and Coho Energy, Inc.
                (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1
                (Registration No. 33-96331) dated May 2, 2000).

 27             Financial Data Schedule