Form 10-Q
period 2000-06-30
COHO ENERGY INC
filed 2000-08-14
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                      Yes   X                             No
                          -----

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes   X                             No
                          -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at August 10, 2000
----------------------------                      ------------------------------
Common Stock, $.01 par value                                 18,714,175

                                      INDEX

                                                                                       PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Report of Independent Public Accountants..............................1

                  Condensed Consolidated Balance Sheets -
                  December 31, 1999 and June 30, 2000...................................2

                  Condensed Consolidated Statements of Operations -
                  three and six months ended June 30, 1999 and 2000.................... 3

                  Condensed Consolidated Statement of Shareholders' Equity -
                  six months ended June 30, 2000........................................4

                  Condensed Consolidated Statements of Cash Flows -
                  six months ended June 30, 1999 and 2000.............................. 5

                  Notes to Condensed Consolidated Financial Statements................. 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........24


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings....................................................26

         Item 2.  Changes in Securities................................................26

         Item 3.  Defaults Upon Senior Securities......................................26

         Item 4.  Submission of Matters to a Vote of Security Holders..................26

         Item 5.  Other Information....................................................26

         Item 6.  Exhibits and Reports on Form 8-K.....................................26

         Signatures....................................................................27

PART I.     FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coho Energy, Inc.:

       We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. (a Texas corporation) and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with auditing standards generally accepted in the United States , the consolidated balance sheet of Coho Energy, Inc. and subsidiaries as of December 31, 1999 (not presented herein) and, in our report dated March 3, 2000, dual dated March 20, 2000 for a subsequent event, we expressed an unqualified opinion with a going concern modification on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                          ARTHUR ANDERSEN LLP

Dallas, Texas
August 11, 2000

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                     DECEMBER 31           JUNE 30
                                                                                         1999                2000
                                                                                     ------------         -----------
                                                                                                          (UNAUDITED)

Current assets
   Cash and cash equivalents..................................................        $    18,805          $  14,376
   Cash in escrow.............................................................                 78                 27
   Accounts receivable........................................................             11,158             10,970
   Other current assets.......................................................              1,428              1,276
                                                                                       ----------          ---------
                                                                                           31,469             26,649

Property and equipment, at cost net of accumulated depletion and
   depreciation, based on full cost accounting method (note 3)................            311,788            310,458
Other assets..................................................................              5,544             31,843
                                                                                       ----------          ---------
                                                                                       $  348,801          $ 368,950
                                                                                       ==========          =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities not subject to compromise:
 Current liabilities
     Accounts payable, principally trade......................................         $    1,294          $   6,858
     Accrued liabilities and other payables...................................              3,751             12,211
     Accrued interest.........................................................             10,175              3,960
     Current portion of long term debt (note 4)...............................                 --              1,036
                                                                                       ----------          ---------
       Total current liabilities..............................................             15,220             24,065
Liabilities subject to compromise:
     Accounts payable, principally trade......................................              4,166                 --
     Accrued liabilities and other payables...................................              5,373                 --
     Accrued interest.........................................................             21,379                 --
     Accrued state income taxes payable.......................................              4,136                 --
     Current portion of long term debt (note 4)...............................            388,685                 --
                                                                                       ----------          ---------
       Total liabilities subject to compromise................................            423,739                 --
                                                                                       ----------          ---------
                                                                                          438,959             24,065
                                                                                       ----------          ---------
Long term debt, excluding current portion (note 4)............................                 --            267,386
                                                                                       ----------          ---------
Commitments and contingencies (note 8)........................................              1,800                520
                                                                                       ----------          ---------

Shareholders' equity
   Preferred stock, par value $0.01 per share
     Authorized 10,000,000 shares, none issued................................
   Common stock, par value $0.01 per share
     Authorized 50,000,000 shares
     Issued and outstanding 640,088 (restated) and 18,714,175 shares,
     Respectively.............................................................                256                187
   Additional paid-in capital.................................................            137,812            323,762
   Retained deficit...........................................................           (230,026)          (246,970)
                                                                                       ----------          ---------
       Total shareholders' equity.............................................            (91,958)            76,979
                                                                                       ----------          ---------
                                                                                       $  348,801         $  368,950
                                                                                       ==========         ==========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED       THREE MONTHS ENDED
                                                                JUNE 30                JUNE 30
                                                         --------------------    --------------------
                                                           1999        2000        1999        2000
                                                         --------    --------    --------    --------
Operating revenues
   Net crude oil and natural gas production ..........   $ 21,128    $ 46,504    $ 12,161    $ 23,858
                                                         --------    --------    --------    --------
Operating expenses
   Crude oil and natural gas production ..............      7,744      11,243       4,257       5,783
   Taxes on oil and gas production ...................        923       2,606         637       1,334
   General and administrative (note 3) ...............      5,386       3,705       2,659       1,542
   State income tax penalties ........................      1,002          --       1,002          --
   Allowance for bad debt ............................         --         765          --          --
   Depletion and depreciation ........................      6,772       7,396       3,178       3,770
                                                         --------    --------    --------    --------
       Total operating expenses ......................     21,827      25,715      11,733      12,429
                                                         --------    --------    --------    --------
Operating income (loss) ..............................       (699)     20,789         428      11,429
                                                         --------    --------    --------    --------
Other income and expenses
   Interest and other income .........................        186         141          97         138
   Interest expense (note 4) .........................    (16,801)    (17,304)     (9,149)     (9,240)
   Interest expense embedded derivative (note 4) .....         --      (3,960)         --      (3,960)
                                                         --------    --------    --------    --------
                                                          (16,615)    (21,123)     (9,052)    (13,062)
                                                         --------    --------    --------    --------
Loss from operations before reorganization costs,
   income taxes and extraordinary item ...............    (17,314)       (334)     (8,624)     (1,633)
Reorganization costs (note 2) ........................     (1,775)    (12,182)     (1,478)       (682)
                                                         --------    --------    --------    --------
Loss before income taxes and extraordinary item ......    (19,089)    (12,516)    (10,102)     (2,315)
Income tax expense (benefit) .........................         --          --          --          --
                                                         --------    --------    --------    --------

Loss before extraordinary item .......................    (19,089)    (12,516)    (10,102)     (2,315)
                                                         --------    --------    --------    --------
Extraordinary item - loss on extinguishment of
indebtedness (note 2) ................................         --      (4,428)         --          --
                                                         --------    --------    --------    --------
Net loss .............................................   $(19,089)   $(16,944)   $(10,102)   $ (2,315)
                                                         ========    ========    ========    ========
Basic and diluted loss per common share
   Loss before extraordinary item ....................   $   (.75)   $  (1.28)   $   (.40)   $   (.12)
   Extraordinary item ................................   $     --    $   (.45)   $     --    $     --
   Net loss ..........................................   $   (.75)   $  (1.73)   $   (.40)   $   (.12)

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    NUMBER OF
                                                     COMMON                      ADDITIONAL     RETAINED
                                                     SHARES         COMMON        PAID-IN       EARNINGS
                                                   OUTSTANDING      STOCK         CAPITAL       (DEFICIT)         TOTAL
                                                  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999 ..................    25,603,512    $       256    $   137,812    $  (230,026)   $   (91,958)
   Issued on
    (i)   Retirement of old common
          shares ..............................   (25,603,512)          (256)           256             --             --
    (ii)  Issuance of new common
          shares to old common
          shareholders ........................       640,088              6             (6)            --             --
    (iii) Issuance of new common
          shares to  extinguish old bond
          debt ................................    15,362,107            154        161,481             --        161,635
    (iv)  Issuance of new common
          shares to standby lenders ...........     2,694,841             27         24,219             --         24,246
     (v)  Issuance of new common
                shares for rights offering ....        17,139             --             --             --             --
   Net loss ...................................            --             --             --        (16,944)       (16,944)
                                                  -----------    -----------    -----------    -----------    -----------
Balance at June 30, 2000 ......................    18,714,175    $       187    $   323,762    $  (246,970)   $    76,979
                                                  ===========    ===========    ===========    ===========    ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30
                                                                          ----------------------
                                                                            1999         2000
                                                                          ---------    ---------
Cash flows from operating activities
   Net loss ...........................................................   $ (19,089)   $ (16,944)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depletion and depreciation .......................................       6,772        7,396
     Extraordinary item - loss on extinguishment of debt ..............          --        4,428
     Standby loan interest ............................................          --        3,268
     Standby loan embedded derivative .................................          --        3,960
     Amortization of debt issuance costs and other ....................         520        3,502
Changes in operating assets and liabilities:
     Accounts receivable and other assets .............................       1,257         (797)
     Accounts payable and accrued liabilities .........................       6,425       (7,203)
                                                                          ---------    ---------
Net cash used in operating activities .................................      (4,115)      (2,390)
                                                                          ---------    ---------
Cash flows from investing activities
   Property and equipment .............................................        (602)      (7,116)
   Changes in accounts payable and accrued liabilities related to
     exploration and development ......................................      (1,616)         952
                                                                          ---------    ---------
Net cash used in investing activities .................................      (2,218)      (6,164)
                                                                          ---------    ---------
Cash flows from financing activities
   Increase in long term debt .........................................       4,600      255,000
   Repayment of long term debt ........................................         (16)    (239,600)
   Debt issuance costs ................................................          --       (9,149)
   Debt extinguishment costs ..........................................          --       (2,126)
                                                                          ---------    ---------
Net cash provided by financing activities .............................       4,584        4,125
                                                                          ---------    ---------
Net decrease in cash and cash equivalents .............................      (1,749)      (4,429)
Cash and cash equivalents at beginning of period ......................       6,901       18,805
                                                                          ---------    ---------
Cash and cash equivalents at end of period ............................   $   5,152    $  14,376
                                                                          =========    =========
Cash paid (received) during the period for:
     Interest .........................................................   $   7,058    $  24,326
     Income taxes .....................................................   $      33    $      --
     Reorganization costs (includes prepayments) ......................   $     920    $   4,816
     Reorganization receipts (interest income) ........................   $      --    $    (260)

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") and subsidiaries have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals other than reorganization accruals and adjustments to effect the Company's plan of reorganization, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company performs ongoing reviews with respect to accounts receivable and maintains an allowance for doubtful accounts receivable ($885,000 and $684,000 at December 31, 1999 and June 30, 2000, respectively) based on expected collectibility.

     Other assets include debt issuance costs related to the Company's standby loan and new credit facility of $26.0 million and $5.8 million, respectively. These costs are amortized using the straight line method over the remaining terms of the related financing.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the impact of this statement; however, it will impact the Company's accounting treatment of the embedded derivative instrument contained in the standby loan agreement as discussed in Note 4 and the financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production as discussed in Note 8. At this time, the Company is unable to determine the impact on its results of operations; however, it may be significant.

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

     Prior to March 31, 2000, the effective date of the Plan of Reorganization, the Company had 25,603,512 shares of old common stock issued and outstanding. Old shareholders received shares representing 4% of new common stock on a basis of one share of new common stock for 40 shares of old common stock as of the effective date without giving effect to dilution from shares issued in connection with the standby loan or shares issued under the rights offering discussed below. Additionally, shareholders as of February 7, 2000, are eligible to receive their pro rata share of 20% of any proceeds available from the lawsuit filed against five affiliates of Hicks, Muse, Tate & Furst (the "Hicks Muse

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Lawsuit") after fees and expenses and 40% of any proceeds of the disposition of the Company's interest in, or the assets of, Coho Anaguid, Inc. Coho Anaguid, Inc. owns a 45.83% interest in a permit in Tunisia, North Africa. At March 31, 2000, the Company charged 40% of the carrying value of Coho Anaguid, Inc., approximately $1.1 million, to reorganization expense. The Company's remaining carrying value of Coho Anaguid, Inc. is $1.8 million.

     On May 2, 2000, the Company distributed stock rights to the holders of its old common stock as of the record date of March 6, 2000, to purchase up to an aggregate of 8,663,846 shares of its new common stock. Each holder of old common stock received 0.338 rights for every share of old common stock held by such holder. Each right allowed a holder to buy one share of new common stock at a price of $10.40 per share. There were 14,669 rights exercised under the offering; however, pursuant to an antidilution feature which applied to shares issued in the rights offering, 1.17 shares were issued for each right exercised. Unexercised rights expired May 31, 2000. The Company received $153,000 upon completion of the offering on May 31, 2000. Proceeds from the rights offering were used to pay offering costs; however, offering costs exceeded the proceeds from the rights offering and the excess costs were charged to accrued reorganization costs.

     The reorganized value of the Company's assets exceeded the total of all postpetition liabilities and allowed claims; therefore, the Company did not qualify for fresh-start accounting. The Company recorded the following transactions to effect the Company's Plan of Reorganization consummated on March 31, 2000:

     o The borrowing of $183.0 million under the Company's new credit facility.

     o The borrowing of $72.0 million under the standby loan and the issuance of 2,694,841 shares of new common stock as debt issuance costs at a diluted reorganization value of approximately $9.00 per share for a total of $24.2 million. The diluted reorganization value of $9.00 per share was caused by the old bondholders accepting a dilution in the value of their new common stock to obtain the standby loan financing for the reorganized company. The dilution is a result of the issuances of additional shares to the standby lenders.

     o Repayment of borrowings outstanding under the old bank credit facility together with accrued interest and reasonable fees totaling $260.2 million, resulting in a $303,000 loss on extinguishment of debt.

     o Conversion of the old bonds into 15,362,107 shares of new common stock, representing 96% of the new common stock without giving effect to dilution from shares issued in connection with the standby loan or shares issued under the rights offering, at a reorganization value of approximately $10.52 per share resulting in a $4.1 million loss on extinguishment of debt. Although the old bonds were paid no more than in full, the Company did realize a loss on extinguishment of debt because the Company's carrying value of the old bonds was less than the allowed claim, primarily due to unamortized debt issuance costs.

     o    Provision of $1.6 million to allow for settlement of disputed claims.

     o Payment of all allowed senior secured claims and all other allowed claims less than $1,000, aggregating approximately $500,000.

     All other allowed claims will be or have been paid in full as follows:

     o General unsecured claims will be paid in full in four quarterly installments, the first installment was paid on May 1, 2000, and subsequent installments are due the first business day of each subsequent calendar quarter.

     o Priority tax claims will receive five-year, interest-bearing promissory notes.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     o Payment of costs associated with the bankruptcy are being paid upon court approval.

     In conjunction with its Plan of Reorganization, the Company terminated 19 corporate office employees and seven officers in April 2000. Costs of $438,000 associated with termination benefits for the 19 corporate office employees were accrued as of March 31, 2000 and charged to reorganization expense and subsequently paid in the quarter ended June 30, 2000. Additionally, the Company rejected all of its officer employment agreements and officer severance agreements in connection with the Plan of Reorganization, including the seven terminated officers. The Company has negotiated settlement agreements related to the claims for these rejected contracts. Approximately $3.0 million was accrued and charged to reorganization expense for these claims settlements which are being paid during the nine months following the consummation of the Plan of Reorganization.

     The Company's Plan of Reorganization provided for a retention plan under which employees are provided with additional incentives to continue their employment with the Company throughout 2000. The amount of cash awards to be paid under the retention plan, based on the current number of continuing employees, is $1.2 million, 33% was payable upon the effective date of the Plan of Reorganization and 67% is to be paid January 1, 2001. Costs of $419,000 payable upon the effective date of the Plan of Reorganization were accrued and charged to reorganization expense at March 31, 2000 and subsequently paid on April 14, 2000. Payments of approximately $805,000 to be paid January 1, 2001, are being amortized monthly over the subsequent nine-month period and charged to reorganization expense.

3.   PROPERTY AND EQUIPMENT

                                                                                December 31         June 30
                                                                                    1999              2000
                                                                                -----------        ----------
     Crude oil and natural gas leases and rights including exploration,
         development and equipment thereon, at cost..........................   $   684,896        $  690,961
     Accumulated depletion and depreciation..................................      (373,108)         (380,503)
                                                                                -----------        ----------
                                                                                $   311,788        $  310,458
                                                                                ===========        ==========

     Due to the cessation of exploration and development of crude oil and natural gas reserves in 1998, all overhead expenditures incurred during 1999 and the first quarter of 2000 have been charged to general and administrative expense. The Company has increased development work during the second quarter of 2000; therefore, related overhead and expenditures of $255,000 have been capitalized.

     During the six months ended June 30, 1999 and 2000, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     Unproved crude oil and natural gas properties totaling $56,296,000 and $39,769,000 at December 31, 1999 and June 30, 2000, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion during the next three to five years.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   LONG-TERM DEBT

                                                                 December 31    June 30
                                                                     1999         2000
                                                                 -----------   ----------
Old bank group loan ............................................. $ 239,600    $      --
Old bonds .......................................................   150,000           --
New credit facility .............................................        --      183,000
Standby loan ....................................................        --       72,000
Standby loan interest to be paid-in-kind ........................        --        3,268
Standby loan embedded derivative ................................        --        3,960
Promissory notes ................................................        --        5,194
Other ...........................................................         3        1,000
                                                                  ---------    ---------
                                                                    389,603      268,422
Unamortized original issue discount on old bonds ................      (918)          --
Current maturities of long-term debt ............................  (388,685)      (1,036)
                                                                  ---------    ---------
                                                                  $      --    $ 267,386
                                                                  =========    =========

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

     Interest on advances under the new credit facility will be payable on the earlier of the expiration of any interest period under the new credit facility or quarterly, beginning the first quarter after the effective date. Amounts outstanding under the new credit facility will accrue interest at the Company's option at either the Eurodollar rate, which is the annual interest rate equal to the London interbank offered rate for deposits in United States dollars that is determined by reference to the Telerate Service or offered to Chase plus an applicable margin (currently 3%), or the prime rate, which is the floating annual interest rate established by Chase from time to time as its prime rate of interest plus an applicable margin (currently 2%). All outstanding advances under the new credit facility are due and payable in full three years from the effective date. The new credit facility has been secured by substantially all of the Company's assets.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The new credit agreement contains financial and other covenants including:

     o maintenance of required ratios of cash flow to interest expense (2 to 1), senior debt to cash flow required (initially not to exceed 5 to
          1), and current assets to current liabilities required (throughout the term of the credit agreement, to be 1 to 1 as of the end of each quarter,

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

     Debt under the standby loan agreement is evidenced by notes maturing March 31, 2007 and bearing interest at a minimum annual rate of 15% and payable semiannually. After March 31, 2001, additional semiannual interest payments will be payable in an amount equal to 1/2% for every $0.25 that the "actual price" for the Company's oil and gas production exceeds $15 per barrel of oil equivalent during the applicable semiannual interest period, up to a maximum of 10% additional interest per year. The "actual price" for the Company's oil and gas production is the weighted average price received by the Company for all its oil and gas production, including hedged and unhedged production, net of hedging costs, in dollars per barrel of oil equivalent using a 6:1 conversion ratio for natural gas. The actual price will be calculated over a six-month measurement period ending on the date two months before the applicable interest payment date. Additionally, upon an event of default occurring under the standby loan, interest will be payable in cash, unless otherwise required to be paid-in-kind, at a rate equal to 2% per year over the applicable interest rate. Interest payments under the standby loan may be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. The standby loan interest accrued for the three months ended June 30, 2000 will be paid-in-kind when due in October and has been reflected as an increase in long-term debt and an adjustment to reconcile net loss to cash provided by operating activities in these financial statements.

     The additional semiannual interest payment feature of the standby loan agreement based on the actual price received for the Company's oil and gas production, as discussed above, is considered an embedded derivative instrument. The additional interest cost associated with this embedded derivative instrument is calculated at the origination of the loan and at each future balance sheet date. The aggregate amount of the additional interest payments were estimated at March 31, 2000, the inception date of the standby loan, using the future crude oil and natural gas price curves as of such date. These estimated additional interest payments were added to interest payments due based on the minimum annual rate at 15% to determine the effective interest rate of 18.04% for the term of the standby loan. The aggregate amount of the additional interest payments was redetermined at June 30, 2000 using the then current future crude oil and natural gas price curves. The difference of $4.0 million in the aggregate amount of additional interest payments based on the June 30, 2000 price curves as compared to the aggregate amount of additional interest payments based on the March 31, 2000 price curves is reflected as an increase in the standby loan debt and a charge to interest expense during the three months ended June 30, 2000. The additional interest expense may have significant volatility from period to period based on the changes in the future price curves from period to period.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Payment of the standby loan notes will be expressly subordinate to payments in full in cash of all obligations arising in connection with the new credit facility. After the initial 12-month period, cash interest payments may be made only to the extent by which EBITDA, or earnings before interest, tax, depreciation and amortization expense, on a trailing four-quarter basis exceeds $65 million. The new credit agreement also prohibits the Company from making any cash interest payments on the standby loan indebtedness if the outstanding indebtedness under both the new credit facility and the standby loan exceeds
3.75 times the EBITDA for the trailing four quarters. The Company may prepay the standby loan notes at the face amount, in whole or in part, in minimum denominations of $1,000,000, plus either a standard make-whole payment at 300 basis points over the "treasury rate" for the first four years or beginning in the fifth year, a prepayment fee of 7.5% of the principal amount being prepaid; in the sixth year, a prepayment fee of 3.75% of the principal amount being prepaid; and after the sixth year there is no prepayment fee. The "treasury rate" is the yield of U.S. Treasury securities with a term equal to the then-remaining term of the standby loan notes that has become publicly available on the third business day before the date fixed for repayment.

     When the standby loan notes were issued on March 31, 2000, the standby lenders became entitled to 14.4% of the Company's fully diluted new common stock. The shares were registered with the Securities and Exchange Commission in connection with the rights offering and were issued on June 1, 2000. The shares of new common stock issued to the standby lenders were in addition to the shares of new common stock issued to holders of the old bonds, to the Company's shareholders prior to reorganization and to persons participating in the rights offering. Additionally, the standby lenders received closing fees of approximately $2.5 million as well as expense reimbursements.

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

     The Company has settled the claims of Chevron Corp. and Chevron USA for indemnification of any environmental liabilities in the Brookhaven field. The terms of this settlement require the Company to fund $2.5 million over the next two years to partially finance the implementation of a remediation plan. The Company paid $1.0 million in June 2000, $500,000 is due on January 1, 2001 and is included in current liabilities and the remaining $1.0 million, due on January 1, 2002, is included in long-term debt.

5.   EARNINGS PER SHARE

     On March 31, 2000, pursuant to the Plan of Reorganization, old shareholders of the Company's common stock received one share of the Company's new common stock for each forty shares of the Company's old common stock. All per-share amounts have been restated based on the new number of shares outstanding subsequent to the issuance of the new shares. See Note 2 for further discussion on the dilution of current equity interests.

     Earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the six months ended June 30, 1999 and 2000 of 640,088 and 9,769,619, respectively, and for the three months ended June 30, 1999 and 2000 of 640,088 and 18,700,753, respectively. The weighted average number of shares outstanding of 640,088 for the six months ended June 30, 1999, represents the old common shares of 25,603,512 restated for the 40 for 1 conversion of old common stock for new common stock. The weighted average number of shares outstanding of 9,769,619 for the six months ended June 30, 2000, represents the weighted average of the old common shares of 25,603,512 restated for the 40 for 1 conversion of old common stock for new common stock outstanding for 90 days and the new shares issued outstanding for 91 days. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants) for the six months ended June 30, 1999 and 2000 of 640,088 and 9,769,619,

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

respectively and for the three months ended June 30, 1999 and 2000 of 640,088 and 18,700,753, respectively. In 1999 and 2000, conversion of stock options and warrants would have been anti-dilutive and, therefore, was not considered in diluted EPS. On March 31, 2000, pursuant to the Plan of Reorganization, all previously issued stock options and warrants were extinguished.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental noncash financing activities for the six months ended June 30, 2000 are as follows:

New borrowing:
     Accounts receivable ....................................   $    (499)
     Debt issuance costs ....................................      24,245
     Changes in accounts payable and accrued liabilities ....       5,847
     Long-term debt .........................................     (12,473)
     Additional paid-in capital .............................     (24,245)
     Interest expense .......................................       3,268
     Interest expense embedded derivative ...................       3,960
     Reorganization expense .................................        (103)
                                                                ---------
                                                                $       0
                                                                =========
Extinguishment of debt:
     Debt issuance costs ....................................   $  (5,231)
     Accrued interest .......................................      15,484
     Current long-term debt .................................     149,081
     Issuance of common stock ...............................    (161,636)
     Loss on extinguishment of debt .........................       4,428
                                                                ---------
Total cash paid .............................................   $   2,126
                                                                =========

7.   RELATED PARTY TRANSACTIONS

     (a) On March 31, 2000, the Company issued $72.0 million of senior subordinated notes (see Note 4), of which $65.5 million was issued to the Company's major shareholders and their affiliates. In addition, participants purchasing the notes were entitled to a cash origination fee equal to 3 1/2% of the face amount of the notes purchased plus 2,694,841 shares of the Company's common stock. Share information, loan origination fees and notes purchased by the Company's major shareholders are as follows:


                                                                   Loan Origination      Senior Notes
                                                    Common Shares   Fee (in 000's)   Purchased (in 000's)
                                                    -------------  ----------------  --------------------
PPM America, Inc. and affiliates .............        1,466,723        $   1,382          $  39,500
Appaloosa Management, L.P. and affiliates ....          587,157        $     560          $  16,000
Oaktree Capital Management, LLC and
affiliates ...................................          374,283        $     350          $  10,000

In addition, during April 2000, certain officers of the Company were entitled pursuant to their employment contracts to participate in the senior note loans and receive the benefit of the loan origination fee and additional shares of common stock issued by purchasing senior notes at face value from Appaloosa Management, L.P. and PPM America, Inc. and affiliates. Share information, loan origination fees and senior notes purchased from the major shareholders by officers of the Company are as follows:

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                           Loan Origination     Senior Notes
                           Common Shares    Fee (in 000's)   Purchased (in 000's)
                           -------------   ---------------   --------------------
Michael McGovern ....          13,100          $  12.5             $  350
Gary L. Pittman .....           6,550          $   6.0             $  175
Gerald E. Ruley .....           3,743          $   3.5             $  100

     (b) In 1990, the Company made a non-interest bearing loan in the amount of $205,000 to Jeffrey Clarke, the Company's former President and Chief Executive Officer, to assist him in the purchase of a house in Dallas. The Company has entered into an executive employment severance agreement with Mr. Clarke in which he will receive a forbearance of the loan from the Company in exchange for his assistance in the Hicks Muse Lawsuit. The loan will be forgiven on the date the Hicks Muse Lawsuit is settled or otherwise completed. At March 31, 2000, the Company provided an allowance for this loan and charged reorganization expense.

8.   COMMITMENTS AND CONTINGENCIES

     Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. At June 30, 2000, the Company has accrued approximately $668,000 related to such costs, of which $148,000 is included in current liabilities and $520,000 is included in contingent liabilities. At this time, the Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position.

     On May 27, 1999, the Company filed a lawsuit against five affiliates of Hicks, Muse, Tate & Furst. The lawsuit alleges (1) breach of the written contract terminated by HM4 Coho L.P. ("HM4"), a limited partnership formed by Hicks Muse on behalf of the Hicks, Muse, Tate & Furst Equity Fund IV, in December 1998, (2) breach of the oral agreements reached with HM4 on the restructured transaction in February 1999 and (3) promissory estoppel. In the lawsuit, the Company seeks monetary damages of approximately $300 million. Discovery is substantially complete and both sides have filed motions for summary judgement, the outcome of which could have a material effect on the litigation. The Company believes that the lawsuit has merit and that the actions of HM4 in December 1998 and February 1999 were the primary cause of the Company's liquidity crisis; however, there can be no assurance as to the outcome of this litigation.

     On June 9, 2000, Energy Investment Partnership No. 1, an affiliate of Hicks, Muse, Tate & Furst, filed a lawsuit against certain former officers of the Company alleging, among other things, such officers made or caused to be made false and misleading statements as to the proved oil and gas reserves purportedly owned by the Company. The plaintiffs are asking for compensatory and punitive damages. Pursuant to the Company's Bylaws, the Company may be required to indemnify such former officers against damages incurred by them as a result of the lawsuit not otherwise covered by the Company's directors and officers' liability insurance policy. The Company believes the lawsuit is without merit and does not expect the outcome to have a material adverse effect on the Company's financial position.

     The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these hedging transactions are recorded in operating revenues when the future production sale occurs. The Company has 4.8 million barrels of crude oil production hedged through March 31, 2002 and 1.1 million MMbtus of natural gas production hedged through May 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for discussion on hedging arrangements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of this information with respect to our plans and strategy for our business, are forward - looking statements. These statements are based on certain assumptions and analyses made by our management in light of their perception of expected future developments and other factors they believe are appropriate. Such statements are not guarantees of future performance and actual results may differ materially from those projected in the forward - looking statements.

GENERAL

     As discussed more fully below, we emerged from bankruptcy on March 31, 2000. As a result of the reorganization, our former principal bondholders and their affiliates own approximately 88% of the new common stock with PPM America, Inc. and affiliates, Appaloosa Management, L.P. and affiliates and Oaktree Capital Management, LLC and affiliates owning 36%, 28% and 24%, respectively. A new management team and a new board of directors were selected by the new owners to lead us as we emerged from bankruptcy.

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

     Our only operating revenues are crude oil and natural gas sales with crude oil sales representing approximately 93% of production revenues and natural gas sales representing approximately 7% of production revenues during the six months ended June 30, 2000, compared to 87% from crude oil sales and 13% from natural gas sales during the same period in 1999.

     Our crude oil and natural gas production increased in the first six months of 2000 due to overall production increases on our operated properties as discussed below under "Results of Operations - Operating Revenues." Average net daily barrel of oil equivalent ("BOE") production was 10,637 BOE for the six months ended June 30, 2000 as compared to 10,310 BOE for the same period in 1999. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

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

     Prior to March 31, 2000, the effective date of the plan of reorganization, we had 25,603,512 shares of old common stock issued and outstanding. Old shareholders received shares representing 4% of new common stock on a basis of one share of new common stock for 40 shares of old common stock as of the effective date without giving effect to dilution from shares issued in connection with the standby loan or shares issued under the rights offering discussed below. Additionally, shareholders as of February 7, 2000, are eligible to receive their pro rata share of 20% of any proceeds available from the lawsuit filed against five affiliates of Hicks, Muse, Tate & Furst after fees and expenses and 40% of any proceeds from the disposition of our interest in, or the assets of, Coho Anaguid, Inc. Coho Anaguid,Inc. owns a 45.83% interest in a permit in Tunisia, North Africa. At March 31, 2000, we charged 40% of the carrying value of Coho Anaguid, Inc., approximately $1.1 million, to reorganization expense. The Company's remaining carrying value of Coho Anaguid, Inc. is $1.8 million.

     On May 2, 2000, we distributed stock rights to the holders of our old common stock as of the record date of March 6, 2000, to purchase up to an aggregate of 8,663,846 shares of our new common stock. Each holder of old common stock received 0.338 rights for every share of old common stock held by such holder. Each right allowed a holder to buy one share of new common stock at a price of $10.40 per share. There were 14,669 rights exercised under the offering; however, pursuant to an antidilution feature which applied to shares issued in the rights offering, 1.17 shares were issued for each right exercised. Unexercised rights expired May 31, 2000. We received $153,000 upon completion of the offering on May 31, 2000. Proceeds from the rights offering were used to pay offering costs; however, offering costs exceeded the proceeds from the offering and the excess costs were charged to accrued reorganization costs.

     The reorganized value of our assets exceeded the total of all postpetition liabilities and allowed claims; therefore, we did not qualify for fresh-start accounting. We recorded the following transactions to effect our plan of reorganization consummated on March 31, 2000:

     o    The borrowing of $183.0 million under our new credit facility.

     o The borrowing of $72.0 million under the standby loan and the issuance of 2,694,841 shares of new common stock as debt issuance costs at a diluted reorganization value of approximately $9.00 per share for a total of $24.2 million. The diluted reorganization value of $9.00 per share was caused by the old bondholders accepting a dilution in the value of their new common stock to obtain the standby loan financing for the reorganized company. The dilution is a result of the issuance of additional shares to the standby lenders.

     o Repayment of borrowings outstanding under the old bank credit facility together with accrued interest and reasonable fees totaling $260.2 million, resulting in a $303,000 loss on extinguishment of debt.

     o Conversion of the old bonds into 15,362,107 shares of new common stock, representing 96% of the new common stock without giving effect to dilution from shares issued in connection with the standby loan or shares issued under the rights offering, at a reorganization value of approximately $10.52 per share, resulting in a $4.1 million loss on extinguishment of debt. Although the old bonds were paid no more than in full, we did realize a loss on extinguishment of debt because our carrying value of the old bonds was less than the allowed claim, primarily due to unamortized debt issuance costs.

     o    Provision of $1.6 million to allow for settlement of disputed claims.

     o Payment of all allowed senior secured claims and all other allowed claims less than $1,000, aggregating approximately $500,000.

          All other allowed claims will be or have been paid in full as follows:

     o General unsecured claims are being paid in full in four quarterly installments, the first installment was paid on May 1, 2000, and subsequent installments are due the first business day of each subsequent calendar quarter.

     o Priority tax claims will receive five-year, interest-bearing promissory notes.

     o Payment of costs associated with the bankruptcy are being paid upon court approval.

     In conjunction with our plan of reorganization, we terminated 19 corporate office employees and seven officers in April 2000. Costs of $438,000 associated with termination benefits for the 19 corporate office employees were accrued as of March 31, 2000 and charged to reorganization expense and subsequently paid in the quarter ended June 30, 2000. Additionally, we rejected all of our officer employment agreements and officer severance agreements in connection with the plan of reorganization, including the seven terminated officers. We have negotiated settlement agreements related to the claims for these rejected contracts. Approximately $3.0 million was accrued and charged to reorganization expense for these claims settlements which are being paid during the nine months following the consummation of the plan of reorganization.

     Our plan of reorganization provided for a retention plan under which employees are provided with additional incentives to continue their employment with us throughout 2000. The amount of cash awards to be paid under the retention plan, based on the current number of continuing employees, is $1.2 million, 33% was payable upon the effective date of our plan of reorganization and 67% is to be paid on January 1, 2001. Costs of $419,000 payable upon the effective date of the plan of reorganization were accrued and charged to reorganization expense at March 31, 2000 and subsequently paid on April 14, 2000. Payments of approximately $805,000 to be paid on January 1, 2001, are being amortized monthly over the subsequent nine-month period and charged to reorganization expense.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the six months ended June 30, 2000, cash flow used by operating activities was $2.4 million compared with cash flow used by operating activities of $4.1 million for the same period in 1999. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, increased $21.9 million from $7.1 million in the first six months of 1999 to $29.0 million in the first six months of 2000. These increases were primarily due to price increases between such comparable periods of 118% and 59% for crude oil and natural gas, respectively, increases in crude oil production and reductions in general and administrative expenses, partially offset by increases in production expenses and production taxes between comparable periods. We also incurred costs totaling $12.2 million in the first six months of 2000 related to reorganization costs. Changes in operating assets and liabilities used $8.0 million of cash for operating activities for the six months ended June 30, 2000, compared to $7.7 million of cash for operating activities provided for the same period in 1999, primarily due to payment of $18.5 million in accrued interest payable, partially offset by increases in accrued reorganization costs, trade payables and other accrued liabilities and increased accounts receivables from purchasers due to higher crude oil and natural gas prices. See "Results of Operations" for a discussion of operating results.

     We had working capital of $2.6 million at June 30, 2000 compared to working capital, before liabilities subject to compromise, of $16.2 million at December 31, 1999. The decrease in working capital relates to several factors including the following:

     o Cash balances on hand decreased from $18.8 million at December 31, 1999 to $14.4 million at June 30, 2000. The decrease in cash is primarily due to the utilization of cash on hand to consummate the reorganization, partially offset by an increase in cash due to higher crude oil and natural gas prices.

     o Current liabilities increased from $15.2 million at December 31, 1999 to $24.1 million at June 30, 2000 due to several factors including:

          o the reclassification of approximately $2.9 million of liabilities subject to compromise to current liabilities as a result of our emergence from bankruptcy,

          o    the accrual of $4.0 million of reorganization costs,

          o an increase of $1.0 million in current long-term debt related to the priority tax claims,

          o an increase of $1.8 million in current environmental liabilities related to the bankruptcy claims,

          o an increase of $1.2 million in accrued liabilities related to a reserve established for disputed claims settlements,

          o an increase of $4.0 million in accrued interest on our borrowings under the new credit facility and

          o an increase of $1.6 million in accrued liabilities related to operations.

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

     Interest on advances under the new credit facility will be payable on the earlier of the expiration of any interest period under the new credit facility or quarterly, beginning the first quarter after the effective date. Amounts outstanding under the new credit facility will accrue interest at our option at either the Eurodollar rate, which is the annual interest rate equal to the London interbank offered rate ("LIBOR") for deposits in United States dollars that is determined by reference to the Telerate Service or offered to Chase plus an applicable margin (currently 3%), or the prime rate, which is the floating annual interest rate established by Chase from time to time as its prime rate of interest plus an applicable margin (currently 2%). Currently, we have locked in a rate of 9.5% (6.5% LIBOR plus 3% margin) for the six-month period from April 10, 2000 through October 10, 2000 on the outstanding $183 million advance. All outstanding advances under the new credit facility are due and payable in full three years from the effective date.

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

The new credit agreement contains financial and other covenants including:

     o maintenance of required ratios of cash flow to interest expense (2 to1), senior debt to cash flow required (initially not to exceed 5 to
          1), and current assets to current liabilities required (throughout the term of the credit agreement to be 1 to 1 as of the end of each quarter,

     o    restrictions on the payment of dividends and

     o limitations on the incurrence of additional indebtedness, the creation of liens and the incurrence of capital expenditures.

The lenders received an additional $5.8 million of closing fees in addition to expense reimbursements.

     The standby loan was made under a senior subordinated note facility under which we issued $72.0 million of senior subordinated notes to PPM America, Inc., Appaloosa Management, L.P., Oaktree Capital Management, L.L.C., Pacholder Associates, Inc. and their respective assignees. Our rights and responsibilities and those of the standby lenders are governed by a standby loan agreement which was executed and delivered on March 31, 2000.

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

Additionally, upon an event of default occurring under the standby loan, interest will be payable in cash, unless otherwise required to be paid-in-kind, at a rate equal to 2% per year over the applicable interest rate. Interest payments under the standby loan may be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. The standby loan interest accrued for the three months ended June 30, 2000 will be paid-in-kind when due in October and has been reflected as an increase in long-term debt.

     The additional semiannual interest payment feature of the standby loan agreement based on the actual price received for our oil and gas production, as discussed above, is considered an embedded derivative instrument. The additional interest cost associated with this embedded derivative instrument is calculated at the origination of the loan and at each future balance sheet date. The aggregate amount of the additional interest payments were estimated at March 31, 2000, the inception date of the standby loan, using the future crude oil and natural gas price curves as of such date. These estimated additional interest payments were added to interest payments due based on the minimum annual rate at 15% to determine the effective interest rate of 18.04% for the term of the standby loan. The aggregate amount of the additional interest payments was redetermined at June 30, 2000 using the then current future crude oil and natural gas price curves. The difference of $4.0 million in the amount of additional interest payments based on the June 30, 2000 price curves as compared to the aggregate amount of additional interest payments based on the March 31, 2000 price curves is reflected as an increase in the standby loan debt and a charge to interest expense during the three months ended June 30, 2000. The additional interest expense may have significant volatility from period to period based on the changes in the future price curves from period to period.

     Payment of the standby loan notes will be expressly subordinate to payments in full in cash of all obligations arising in connection with the new credit facility. After the initial 12-month period, cash interest payments may be made only to the extent by which EBITDA, or earnings before interest, tax, depreciation and amortization expense, on a trailing four-quarter basis exceed $65.0 million. The new credit agreement may also prohibit us from making any cash interest payments on the standby loan indebtedness if the outstanding indebtedness under both the new credit facility and the standby loan exceeds
3.75 times EBITDA for the trailing four quarters. We may prepay the standby loan notes at the face amount, in whole or in part, in minimum denominations of $1,000,000, plus either a standard make-whole payment at 300 basis points over the "treasury rate" for the first four years or beginning in the fifth year, a prepayment fee of 7.5% of the principal amount being prepaid; in the sixth year, a prepayment fee of 3.75% of the principal amount being prepaid; and after the sixth year there is no prepayment fee. The "treasury rate" is the yield of U.S. Treasury securities with a term equal to the then-remaining term of the standby loan notes that has become publicly available on the third business day before the date fixed for repayment.

     When the standby loan notes were issued on March 31, 2000, the standby lenders became entitled to receive 14.4% of our fully diluted new common stock. The shares were registered with the Securities and Exchange Commission in connection with the rights offering and were issued June 1, 2000. The shares of new common stock issued to the standby lenders were in addition to the shares of new common stock issued to holders of the old bonds, to our shareholders prior to reorganization and to persons participating in the rights offering. Additionally, the standby lenders received closing fees of approximately $2.5 million as well as expense reimbursements.

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

     o    capital expenditures and

     o other current obligations, primarily consisting of accrued reorganization costs, general unsecured claims and payments due under the promissory notes related to priority tax claims.

Interest owed under the standby loan will be "paid-in-kind" by increasing the amount of principal outstanding through the issuance of additional standby loan notes.

     Capital Expenditures. During the first six months of 2000, we incurred capital expenditures of $7.1 million compared with $602,000 for the first six months of 1999. We ceased substantially all of our capital projects in 1999 due to our liquidity problems and our bankruptcy filing, as discussed above; however, during the first six months of 2000 we have increased capital expenditure activities and we expect to continue work on capital projects throughout 2000. Currently, a $30.0 million capital expenditures budget for the remainder of the year has been approved by our board of directors, which will be funded by working capital from operations. We have also increased our capital maintenance budget to return all shut-in wells to production and to promptly repair our existing wells as future maintenance is required. We have no material capital commitments and are consequently able to adjust the level of our expenditures as circumstances warrant. No general and administrative costs associated with our exploration and development activities were capitalized for the first six months 1999 compared with $170,000 of capitalized costs for the first six months of 2000.

RESULTS OF OPERATIONS

                                              SIX MONTHS ENDED       THREE MONTHS ENDED
                                                   JUNE 30                JUNE 30
                                            --------------------    --------------------
                                              1999        2000        1999        2000
                                            --------    --------    --------    --------
Selected Operating Data
Production
   Crude Oil (Bbl/day) ................       8,984       9,650       8,236       9,914
   Natural Gas (Mcf/day) ..............       7,954       5,927       8,069       5,638
   BOE (Bbl/day) ......................      10,310      10,637       9,581      10,854

Average Sales Prices
   Crude Oil per Bbl ..................     $ 11.30     $ 24.61     $ 14.21     $ 24.40
   Natural Gas per Mcf ................     $  1.92     $  3.05     $  2.07     $  3.60

Other
   Production costs per BOE ...........     $  4.15     $  5.81     $  4.88     $  5.86
   Production taxes ...................     $    49     $  1.35     $   .73     $  1.35
   Depletion per BOE ..................     $  3.63     $  3.82     $  3.65     $  3.82

Production revenues (in thousands)
    Crude Oil .........................     $18,367     $43,214     $10,648     $22,012
    Natural Gas .......................       2,761       3,290       1,513       1,846
                                            -------     -------     -------     -------
                                            $21,128     $46,504     $12,161     $23,858
                                            =======     =======     =======     =======

     Operating Revenues. During the first six months of 2000, production revenues increased 120% to $46.5 million as compared to $21.1 million for the same period in 1999. This increase was primarily due to increases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 118% and 59%, respectively, and due to a 7% increase in daily crude oil production, partially offset by a 25% decrease in daily natural gas production. For the three months ended June 30, 2000, production revenues increased 96% to $23.9 million as compared to $12.2 million for the same period in 1999. This increase was principally due to increases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 72% and 74%, respectively, and due to a 20% increase in daily crude oil production, partially offset by a 30% decrease in daily natural gas production.

     The 25% decrease in daily natural gas production during the first six months of 2000 is primarily due to normal production declines on our Oklahoma gas properties. The 7% increase in daily crude oil production during the first six months of 2000 is due to overall production increases in our operated Mississippi and Oklahoma oil properties. Due to our capital constraints in conjunction with the decline in crude oil prices during 1998, we significantly reduced both minor and major well repairs and drilling activity on our operated properties during the last five months of 1998, ceased all well repairs and drilling activity in December 1998 and halted production on wells which were uneconomical due to depressed crude oil prices, all of which contributed to overall production declines. In response to improved crude oil prices in the second quarter of 1999, since May 1999 we have been utilizing working capital provided by operations to perform well repair work to return some of the shut-in wells to production. Despite the repair work, we have not yet returned all shut-in wells to production; however, due to our emergence from bankruptcy, we increased the level of expenditures for capital projects and well maintenance in the second quarter of 2000 which has improved crude oil production. See "Liquidity and Capital Resources - Capital Expenditures" for discussion on future expenditures.

     Average crude oil prices (including hedging gains and losses discussed below) increased 118% during the first six months of 2000 compared to the same period in 1999. Crude oil prices increased 72% during the second quarter of 2000 as compared to the second quarter of 1999. During the first quarter of 1999, substantially all of our crude oil was sold under contracts which were keyed off of posted crude oil prices. Beginning in April 1999, we entered into a new crude oil contract for substantially all of our Oklahoma crude oil which is now keyed off of the New York Mercantile Exchange price, which resulted in a net increase in our realized price. The price per Bbl received is adjusted for the quality and gravity of the crude oil and is generally lower than the NYMEX price. Our overall average crude oil price received during the first half of 2000 represented a discount of 15% to the average NYMEX price for such period.

     The realized price for the our natural gas increased 59% from $1.92 per Mcf in the first six months of 1999 to $3.05 per Mcf in the first six months of 2000. Natural gas prices increased 74% from $2.07 per Mcf in the second quarter of 1999 to $3.60 per Mcf in the second quarter of 2000. These price increases are due to an increase in demand.

     Production revenues for the three and six month periods ended June 30, 1999 included no crude oil hedging gains or losses compared to crude oil hedging losses of $164,000 and natural gas hedging losses of $20,000 for the same periods in 2000. Any gain or loss on our crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange for the contract period. Any gain or loss on our natural gas hedging transactions is determined as the difference between the contract price and the New York Mercantile Exchange Henry Hub settlement price the next to last business day of the contract period. Consequently, hedging activities do not affect the actual price received for our crude oil and natural gas. At June 30, 2000, we had no deferred hedging gains or losses and $13.7 million in unrealized hedging losses.

     We have hedged a portion of our future crude oil production and natural gas production by entering into certain arrangements that fix a minimum and maximum price range per barrel as follows:

Crude Oil

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

Natural Gas

     o 3,000 MMbtus per day for the period July 1, 2000 to May 31, 2001, with a minimum price of $3.35 and a maximum price of $4.01.

In addition, we entered into a swap agreement for the period January 1, 2002 to March 31, 2002 to fix the price on 5,500 barrels of crude oil production per day at $20.40 per barrel.

     Expenses. Production expenses were $11.2 million for the first six months of 2000 compared to $7.7 million for the first six months of 1999 and $5.8 million for the second quarter of 2000 compared to $4.3 million for the same period in 1999. The increase in expenses for the comparable six month and three month periods is primarily due to an accelerated well repair program along with repairs and upgrades to water injection facilities to be made capable of handling expected increased fluid volumes and higher injection pressures in an effort to stabilize production. On a BOE basis, production costs increased 40% to $5.81 per BOE in 2000 from $4.15 per BOE in 1999 for the comparable six month periods. On a BOE basis, the 40% increase in production costs for the comparable six month periods relates to several factors including $2.2 million of well repair work performed in the first six months of 2000 as compared to $890,000 for the same period in 1999. On a BOE basis, the 20% increase in production costs during the second quarter of 2000 over the second quarter of 1999 relates to several factors including $1.1 million of well repair work performed in the second quarter of 2000 as compared to $803,000 in the second quarter of 1999. Additionally, we experienced lower than normal costs during the comparable six month and three month periods resulting from the cessation of all repair work and shut in of uneconomical wells during the end of 1998 and the first quarter of 1999. The current well repair work represents an accumulation of projects because we had ceased substantially all well repair work in December 1998 and the subsequent four month period due to depressed oil prices. We intend to continue well repair and production facility work throughout 2000 to improve production. In addition, operating expenses are expected to remain high until all water injection facilities have been restored to maximum volume and pressure capacity and all economical shut-in wells have been returned to production.

     Production taxes increased $1.7 million or 182% for the first half of 2000 as compared to the first half of 1999 and increased $697,000 or 109% for the second quarter of 2000 as compared to the second quarter of 1999. These increases are due to increases in crude oil production and due to higher price realization. On a BOE basis, production taxes increased 176% for the first half of 2000 to $1.35 per BOE as compared to $0.49 per BOE for the same period last year and increased 85% to $1.35 per BOE for the second quarter of 2000 as compared to $0.73 per BOE for the same period in 1999 due to higher price realizations.

     General and administrative costs decreased $1.7 million or 31% between the comparable six month periods and decreased $1.1 million or 42% between the comparable three month periods. These decreases are primarily due to reductions in employee-related costs due to staff attrition and the termination of corporate office employees and officers in April 2000 and due to increases in capitalized general and administrative costs and operator overhead charges, both of which reduce general and administrative expense.

     State income tax penalties of $1.0 million for the six month and three month periods ended June 30, 1999 relate to approximately $4.0 million in Louisiana state income taxes which were due April 15, 1999, in connection with the gain on the December 1998 sale of the Monroe gas field.

     Allowance for bad debt of $765,000 for the six months ended June 30, 2000 primarily represents an allowance for uncollectible accounts receivable from working interest owners.

     Depletion and depreciation expense increased 9% to $7.4 million for the six months ended June 30, 2000 from $6.8 million for the comparable period in 1999 and increased 19% to $3.8 million for the three months ended June 30, 2000 from $3.2 million for the comparable period in 1999. These increases are the result of an increased rate per BOE due to the inclusion of $15.9 million in unproved oil and gas property costs in our costs subject to depletion, which increased to $3.82 in 2000 from $3.63 for the comparable six month period in 1999 and from $3.65 for the comparable three month period in 1999.

     Interest expense increased 3% for the six month period ended June 30, 2000 to $17.3 million compared to $16.8 million for the same period in 1999 and increased 1% for the three month period ended June 30, 2000 to $9.2 million compared to $9.1 million for the same period in 1999. The increase in expense for the comparable six month and three month periods is as follows:

                                              SIX MONTHS ENDED        THREE MONTHS ENDED
                                                   JUNE 30                 JUNE 30
                                             -------------------     -------------------
                                              1999        2000        1999        2000
                                             -------     -------     -------     -------
                                                (in thousands)          (in thousands)
Old bank group loan ....................     $ 9,081     $ 7,983     $ 5,054     $    --
Old bonds ..............................       6,983          --       3,626          --
New credit facility ....................          --       4,510          --       4,455
Standby loan ...........................          --       3,268          --       3,242
Amortization of debt issuance costs ....         460       1,515         232       1,515
Miscellaneous other ....................         277          28         237          28
                                             -------     -------     -------     -------
                                             $16,801     $17,304     $ 9,149     $ 9,240
                                             =======     =======     =======     =======

The increase for the comparable six month periods relates to several factors including the following:

     o higher interest rates on our old bank group loan during the first quarter of 2000 due to payment defaults and debt acceleration,

     o interest on past due interest payments on our old bank group loan during the first quarter of 2000,

     o an effective interest rate of 18.04% on the standby loan issued March 31, 2000 and

     o higher debt issuance amortization expense resulting from $31.8 million in debt issuance costs on our new debt.

These increases were partially offset by:

     o lower interest expense due to a reduction in our debt on March 31, 2000 resulting from the reorganization and

     o discontinuance of the accrual of interest on our old unsecured bonds during the first quarter of 2000 as a result of our bankruptcy filing. Approximately $3.5 million of additional interest expense would have been recognized during the first quarter of 2000 if not for the discontinuance of such interest expense accrual.

The increase in expense for the comparable three month periods relates to an effective interest rate of 18.04% on the standby loan and higher debt issuance amortization expense on our new debt during 2000, partially offset by lower interest expense due to a reduction in our debt on March 31, 2000 and higher interest rates the second quarter of 1999 on our old bank group loan due to payment defaults and debt acceleration and interest on past due payments.

     Interest expense embedded derivative of $4.0 million for the three month and six month periods ended June 30, 2000 relates to the change in estimated future additional interest payments calculated on the standby loan. The aggregate amount of the additional interest payments were estimated at March 31, 2000 using the future crude oil and natural gas price curves as of such date. The aggregate amount of additional interest payments was redetermined at June 30, 2000 using the then current crude oil and natural gas curves. The difference of $4.0 million in the aggregate amount of additional interest payments based on the June 30, 2000 price curves as compared to the aggregate amount of additional interest payments based on the March 31, 2000 price curves was charged to interest expense during the three months ended June 30, 2000.

     Reorganization costs increased from $1.8 million for the six months ending June 30, 2000 to $12.5 million for the comparable period in 2000. This increase relates to:

     o professional fees for consultants and attorneys assisting in the negotiations associated with financing and reorganization alternatives and approval and implementation of our plan of reorganization,

     o    termination benefits for severed employees,

     o payments and accrual of settlement amounts of officer employment agreements and officer severance agreements which were rejected in the plan of reorganization,

     o payments and accrual of amounts made under our retention bonus plan and

     o provisions for settlements of disputed bankruptcy claims and other costs to effect the plan of reorganization.

The above factors were partially offset by interest income earned on accumulated cash during the first quarter of 2000. Reorganization costs for the three months ended June 30, 2000 relate to claims settlement adjustments and accrual of amounts under our employee retention plan.

     Loss on extinguishment of debt of $4.4 million for the six months ended June 30, 2000 resulted from the settlement of the old bank group and bondholders' claims. The loss on settlement of the old bank group claim was $303,000 and represents the difference in our carrying value of the debt and the cash settlement amount. The loss on settlement of the bondholders' claims was $4.1 million and represents the difference in our carrying value of the debt and the reorganization value of $10.52 per share for the common stock received by the bondholders.

     Due to the factors discussed above, our net losses for the three and six months ended June 30, 2000 were $2.3 million and $16.9 million, respectively, as compared to net losses of $10.1 million and $19.1 million, respectively, for the same periods in 1999.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

     Our results of operations are highly dependent upon the prices received for crude oil and natural gas production. We have entered, and expect to continue to enter, into forward sale agreements or other arrangements for a portion of our crude oil and natural gas production to hedge our exposure to price fluctuations. At June 30, 2000, we have hedged a portion on our crude oil and natural gas production through March 31, 2002. To calculate the potential effect of the hedging contracts on our revenues, we applied prices from June 30, 2000 future oil and gas price curves for the remainder of 2000 and for 2001 and 2002 to the quantity of our oil and gas production hedged for these periods. In addition, we applied June 30, 2000 future oil and gas pricing from the price curves assuming a 10% increase in prices and assuming a 10% decrease in prices. The estimated decreases in our revenue resulting from the hedging contracts are as follows:

                                                       Remainder of
                                                          2000             2001            2002
                                                       ------------    -----------     -----------
Decrease based on current price curve ............     $ 7,500,000     $ 4,800,000     $ 1,100,000
Decrease based on 10% decrease in price curve ....     $ 3,300,000     $   433,000     $    10,000
Decrease based on 10% increase in price curve ....     $11,700,000     $10,700,000     $ 2,300,000

     Total debt as of June 30, 2000 included $72.0 million in debt under our standby loan agreement. The standby loan bears interest at a minimum rate of 15% payable semiannually and after March 31, 2001, additional semiannual interest payments payable in an amount equal to 1/2% for every $0.25 that the actual price, net of hedging costs, for our oil and gas production exceeds $15.00 per barrel of oil equivalent during the applicable semiannual interest period, up to a maximum of 10% additional interest per year. The estimated fair value of the standby loan at June 30, 2000 of $75.0 million represents the discounted value of total future estimated payments due under the standby loans using the future crude oil and natural gas price curves at June 30, 2000. The discount factor of 18.04% used in this valuation was determined based on the discount applied at the inception of the loan on March 31, 2000. The applied discount of 18.04% was calculated at March 31, 2000 by using the total future estimated payments due under the standby loan including additional interest payments estimated over the life of the standby loan, using the future crude oil and natural price curves at March 31, 2000 as compared to the initial borrowings of $72.0 million under the standby loan.

     At each balance sheet date, the future additional interest payments are calculated using the then current future crude oil and natural gas price curves. The change in the total future additional interest payments is charged to interest expense; therefore, changes in crude oil and natural gas prices can cause a significant change in earnings.

     At June 30, 2000, we calculated the future interest payments due under the standby loan, including the minimum payments due at 15% and the estimated additional interest payments, as discussed above, using the June 30, 2000 price curve. In addition, we applied the June 30, 2000 price curve assuming a 10% decrease in prices and a 10% increase in prices. The estimated decreases in cash flow through June 30, 2001 relating to standby loan interest are as follows:

     Decrease based on current price curve ....................... $12,600,000
     Decrease based on 10% decrease in price curve ............... $12,420,000
     Decrease based on 10% increase in price curve ............... $12,600,000

The current price curve at June 30, 2000 maximizes the additional interest rate at 10% through June 30, 2001; therefore, increases in prices for this period have no impact on cash flow. Interest payments under the standby loan may be paid-in-kind by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for discussion on interest payments to be paid-in-kind.

INTEREST RATE RISK

     Total debt as of June 30, 2000, included $183 million of floating-rate debt attributed to bank credit facility borrowing. As a result, our annual interest cost in 2000 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating interest rate (approximately 95 basis points) would be approximately $1.7 million assuming outstanding debt of $183 million throughout the year. We have locked in a rate of 9.5% (6.5% LIBOR plus 3% margin) for the six month period from April 10, 2000 thru October 10, 2000 on the $183 million outstanding advance.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

     We further allege that Hicks Muse waited until after the shareholders approved the commitment, then reneged on the commitment at the last minute to renegotiate the price down to $4 per share to increase the number of shares that Hicks Muse would have received for the $250 million. We also allege that Hicks Muse reneged on the new commitment to purchase stock. We seek monetary damages against Hicks Muse of approximately $300 million. Discovery is substantially complete and both sides have filed motions for summary judgment, the outcome of which could have a material effect on litigation. This description is only a general description of the Hicks Muse Lawsuit and should not be relied on as conclusively stating all the alleged facts, claims or circumstances surrounding the lawsuit. We are not able to evaluate the recovery we might receive in the lawsuit and its outcome is contingent on trial or settlement.

     On June 9, 2000, Energy Investment Partnership No. 1, an affiliate of Hicks, Muse, Tate & Furst, filed a lawsuit against certain former officers of the Company. The lawsuit was filed in the Northern District of Texas, Dallas Division alleging, among other things, defendants made or caused to be made false and misleading statements as to the proved oil and gas reserves purportedly owned by the Company. The plaintiffs are asking for compensatory damages and punitive damages, all pre-judgment and post-judgment interests to which plaintiffs are entitled by law, attorneys' fees and costs, and for such additional relief, both general and special, at law or in equity, to which plaintiff may show themselves to be justly entitled. Pursuant to the Company's Bylaws, the Company may be required to indemnify such former officers against damages incurred by them as a result of the lawsuit not otherwise covered by the Company's directors' and officers' liability insurance policy. The Company believes the lawsuit is without merit and does not expect the outcome to have a material adverse effect on the Company's financial position.


ITEM 2.    CHANGES IN SECURITIES

           None.

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


                                  COHO ENERGY, INC.
                                  (Registrant)

Date: August 14, 2000
                                  By:  /s/ Gary L. Pittman
                                     ----------------------------------------
                                           Gary L. Pittman
                                  (Vice President and Chief Financial Officer)


                                  By:  /s/ Susan J. McAden
                                     ----------------------------------------
                                           Susan J. McAden
                                   (Chief Accounting Officer and Controller)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27              FINANCIAL DATA SCHEDULE