Form 10-Q
period 2000-09-30
COHO ENERGY INC
filed 2000-11-14
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to_______.

                         Commission file number 0-22576

                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


            Texas                                               75-2488635
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                                     75240
--------------------------------------                          ----------
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

                                 Yes  X   No
                                     ----    ----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                     Outstanding at November 10, 2000
         ----------------------------           --------------------------------
         Common Stock, $.01 par value                     18,714,175

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Report of Independent Public Accountants                                             3

                   Condensed Consolidated Balance Sheets -
                   December 31, 1999 and September 30, 2000                                             4

                   Condensed Consolidated Statements of Operations -
                   three and nine months ended September 30, 1999 and 2000                              5

                   Condensed Consolidated Statement of Shareholders' Equity -
                   nine months ended September 30, 2000                                                 6

                   Condensed Consolidated Statements of Cash Flows -
                   nine months ended September 30, 1999 and 2000                                        7

                   Notes to Condensed Consolidated Financial Statements                                 8

          Item 2.  Management's Discussion and Analysis of Financial
                   Financial Condition and Results of Operations                                       17

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          28


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                                   30

          Item 2.  Changes in Securities                                                               30

          Item 3.  Defaults Upon Senior Securities                                                     30

          Item 4.  Submission of Matters to a Vote of Security Holders                                 30

          Item 5.  Other Information                                                                   30

          Item 6.  Exhibits and Reports on Form 8-K                                                    30

          Signatures                                                                                   31

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.:

       We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. (a Texas corporation) and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




                                             ARTHUR ANDERSEN LLP

Dallas, Texas
November 8, 2000

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           DECEMBER 31      SEPTEMBER 30
                                                                              1999              2000
                                                                           -----------      ------------
                                                                                             (UNAUDITED)
                                     ASSETS
Current assets
  Cash and cash equivalents                                                 $  18,805         $  13,537
  Cash in escrow                                                                   78                27
  Accounts receivable                                                          11,158            12,208
  Other current assets                                                          1,428             1,076
                                                                            ---------         ---------
                                                                               31,469            26,848

Property and equipment, at cost net of accumulated depletion and
  depreciation, based on full cost accounting method (note 3)                 311,788           315,109
Other assets                                                                    5,544            30,623
                                                                            ---------         ---------
                                                                            $ 348,801         $ 372,580
                                                                            =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities not subject to compromise:
  Current liabilities
    Accounts payable, principally trade                                     $   1,294         $   6,865
    Accrued liabilities and other payables                                      3,751            12,787
    Accrued interest                                                           10,175             4,085
    Current portion of long term debt (note 4)                                     --             1,036
                                                                            ---------         ---------
       Total current liabilities                                               15,220            24,773

Liabilities subject to compromise:
    Accounts payable, principally trade                                         4,166                --
    Accrued liabilities and other payables                                      5,373                --
    Accrued interest                                                           21,379                --
    Accrued state income taxes payable                                          4,136                --
    Current portion of long term debt (note 4)                                388,685                --
                                                                            ---------         ---------
       Total liabilities subject to compromise                                423,739                --
                                                                            ---------         ---------

                                                                              438,959            24,773
                                                                            ---------         ---------

Long term debt, excluding current portion (note 4)                                 --           293,142
                                                                            ---------         ---------

Commitments and contingencies (note 8)                                          1,800               520
                                                                            ---------         ---------

Shareholders' equity
  Preferred stock, par value $0.01 per share
    Authorized 10,000,000 shares, none issued
  Common stock, par value $0.01 per share
    Authorized 50,000,000 shares
    Issued and outstanding 640,088 (restated) and 18,714,175 shares,
    respectively                                                                  256               187
  Additional paid-in capital                                                  137,812           323,967
  Retained deficit                                                           (230,026)         (270,009)
                                                                            ---------         ---------
       Total shareholders' equity                                             (91,958)           54,145
                                                                            ---------         ---------
                                                                            $ 348,801         $ 372,580
                                                                            =========         =========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                 SEPTEMBER 30                      SEPTEMBER 30
                                                         ---------------------------        --------------------------
                                                             1999           2000               1999             2000
                                                         ----------      -----------        ---------         --------
Operating revenues
  Net crude oil and natural gas production                 $ 37,957         $ 68,451         $ 16,829         $ 21,947

Operating expenses
  Crude oil and natural gas production                       13,200           17,330            5,456            6,087
  Taxes on oil and gas production                             1,863            4,122              940            1,516
  General and administrative (note 3)                         7,574            5,408            2,188            1,703
  State income tax penalties                                  1,048               --               46               --
  Allowance for bad debt                                         --              765               --               --
  Depletion and depreciation                                 10,213           11,173            3,441            3,777
  Writedown of crude oil and natural gas properties           5,433               --            5,433               --
                                                           --------         --------         --------         --------
       Total operating expenses                              39,331           38,798           17,504           13,083
                                                           --------         --------         --------         --------

Operating income (loss)                                      (1,374)          29,653             (675)           8,864
                                                           --------         --------         --------         --------

Other income and expenses
  Interest and other income                                     241              322               55              181
  Interest expense (note 4)                                 (26,030)         (26,611)          (9,229)          (9,307)
  Interest expense related to embedded derivative
    (note 4)                                                     --          (26,460)              --          (22,500)
                                                           --------         --------         --------         --------
                                                            (25,789)         (52,749)          (9,174)         (31,626)
                                                           --------         --------         --------         --------

Loss from operations before reorganization costs,
  income taxes and extraordinary item                       (27,163)         (23,096)          (9,849)         (22,762)

Reorganization costs (note 2)                                (2,685)         (12,459)            (910)            (277)
                                                           --------         --------         --------         --------
Loss before income taxes and extraordinary item             (29,848)         (35,555)         (10,759)         (23,039)

Income tax expense (benefit)                                    (26)              --              (26)              --
                                                           --------         --------         --------         --------

Loss before extraordinary item                              (29,822)         (35,555)         (10,733)         (23,039)
                                                           --------         --------         --------         --------

Extraordinary item - loss on extinguishment of
  indebtedness (note 2)                                          --           (4,428)              --               --
                                                           --------         --------         --------         --------

Net loss                                                   $(29,822)        $(39,983)        $(10,733)        $(23,039)
                                                           ========         ========         ========         ========

Basic and diluted loss per common share
  Loss before extraordinary item                           $ (46.59)        $  (2.78)        $ (16.77)        $  (1.23)
  Extraordinary item                                       $     --         $   (.35)        $     --         $     --
  Net loss                                                 $ (46.59)        $  (3.13)        $ (16.77)        $  (1.23)



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     NUMBER OF
                                                      COMMON                        ADDITIONAL      RETAINED
                                                      SHARES          COMMON         PAID-IN        EARNINGS
                                                    OUTSTANDING       STOCK          CAPITAL        (DEFICIT)         TOTAL
                                                    -----------    -----------     -----------     -----------     -----------
Balance at December 31, 1999                         25,603,512    $       256     $   137,812     $  (230,026)    $   (91,958)
  Issued on
     (i)   Retirement of old common
               shares                               (25,603,512)          (256)            256              --              --
     (ii)  Issuance of new common
               shares to old common
               shareholders                             640,088              6              (6)             --              --
     (iii) Issuance of new common
               shares to extinguish old bond
               debt                                  15,362,107            154         161,481              --         161,635
     (iv)  Issuance of new common
               shares to standby lenders              2,694,841             27          24,219              --          24,246
     (v)   Issuance of new common
               shares for rights offering                17,139             --              --              --              --
     (vi)  Stock option compensation                         --             --             205              --             205
  Net loss                                                   --             --              --         (39,983)        (39,983)
                                                    -----------    -----------     -----------     -----------     -----------
Balance at September 30, 2000                        18,714,175    $       187     $   323,967     $  (270,009)    $    54,145
                                                    -----------    -----------     -----------     -----------     -----------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                             ---------------------------
                                                                                1999              2000
                                                                             ---------         ---------
Cash flows from operating activities
  Net loss                                                                   $ (29,822)        $ (39,983)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depletion and depreciation                                                10,213            11,173
      Writedown of crude oil and natural gas properties                          5,433                --
      Extraordinary item - loss on extinguishment of debt                           --             4,428
      Standby loan interest                                                         --             6,523
      Standby loan related to embedded derivative                                   --            26,460
      Amortization of debt issuance costs and other                                679             5,240
Changes in operating assets and liabilities:
     Accounts receivable and other assets                                          483            (1,870)
     Accounts payable and accrued liabilities                                   17,697            (7,331)
                                                                             ---------         ---------

Net cash provided by operating activities                                        4,683             4,640
                                                                             ---------         ---------

Cash flows from investing activities
     Property and equipment                                                     (4,995)          (15,545)
     Changes in accounts payable and accrued liabilities related to
       exploration and development                                              (1,031)            1,790
                                                                             ---------         ---------

Net cash used in investing activities                                           (6,026)          (13,755)
                                                                             ---------         ---------

Cash flows from financing activities
     Increase in long term debt                                                  4,600           255,000
     Repayment of long term debt                                                   (20)         (239,600)
     Debt issuance costs                                                            --            (9,427)
     Debt extinguishment costs                                                      --            (2,126)
                                                                             ---------         ---------

Net cash provided by financing activities                                        4,580             3,847
                                                                             ---------         ---------

Net increase (decrease) in cash and cash equivalents                             3,237            (5,268)
Cash and cash equivalents at beginning of period                                 6,901            18,805
                                                                             ---------         ---------
Cash and cash equivalents at end of period                                   $  10,138         $  13,537
                                                                             =========         =========

Cash paid (received) during the period for:
     Interest                                                                $   8,058         $  28,721
     Income taxes                                                            $      33         $      --
     Reorganization costs (includes prepayments)                             $   3,320         $   6,730
     Reorganization receipts (interest income)                               $     (30)        $    (260)



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") and subsidiaries have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals other than reorganization accruals, adjustments to effect the Company's plan of reorganization and contingent interest expense associated with the standby loan related to the embedded derivative, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the nine month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company performs ongoing reviews with respect to accounts receivable and maintains an allowance for doubtful accounts receivable ($885,000 and $684,000 at December 31, 1999 and September 30, 2000, respectively) based on expected collectibility.

     Other assets at September 30, 2000 include debt issuance costs related to the Company's standby loan and new credit facility of $25.0 million and $5.5 million, respectively. These costs are amortized using the straight line method over the terms of the related financing.

     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the impact of this statement; however, it will impact the Company's accounting treatment of the embedded derivative instrument contained in the standby loan agreement as discussed in Note 4 and the financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production as discussed in Note 8. The Company will adopt SFAS No. 133 on January 1, 2001. As discussed in Note 4, the Company currently records the contingent interest on the standby loan based on estimated undiscounted future contingent interest using the forward price curves for crude oil and natural gas. Under SFAS No. 133, this contingent interest is considered an embedded derivative and it will be recorded based on estimated fair value. Changes in fair value will be recorded through earnings. In addition, under SFAS No. 133 changes in the ineffective portion of cash flow hedges will be recorded in earnings. Accordingly, the results of adopting and applying SFAS No. 133 may have a significant impact on the Company's results of operations and comprehensive income, although the Company is unable to quantify the impact at this time.

     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Pursuant to APB25, no compensation expense is recognized for stock option awards when the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date. On April 1, 2000, the Company awarded approximately 491,000 stock options with an exercise price less than the market price on the measurement date by $1.68 per share. Compensation costs are being amortized using the straight line method over the two-year vesting period of the stock options. The Company has recognized $205,000 of compensation expense related to such stock options at September 30, 2000. Pursuant to the Company's plan of reorganization, discussed below, on March 31, 2000, all previously issued stock options and warrants were extinguished.

2. BANKRUPTCY PROCEEDINGS

     On August 23, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)

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

     Prior to March 31, 2000, the effective date of the Plan of Reorganization, the Company had 25,603,512 shares of old common stock issued and outstanding. Old shareholders received shares representing 4% of new common stock on a basis of one share of new common stock for 40 shares of old common stock as of the effective date without giving effect to dilution from shares issued in connection with the standby loan or shares issued under the rights offering discussed below. Additionally, shareholders as of February 7, 2000, are eligible to receive their pro rata share of 20% of any proceeds available from the lawsuit filed against five affiliates of Hicks, Muse, Tate & Furst (the "Hicks Muse Lawsuit") after fees and expenses and 40% of any proceeds of the disposition of the Company's interest in, or the assets of, Coho Anaguid, Inc. Coho Anaguid owns a 45.83% interest in a permit in Tunisia, North Africa. At March 31, 2000, the Company charged 40% of the carrying value of Coho Anaguid, Inc., approximately $1.1 million, to reorganization expense. The Company's remaining carrying value of Coho Anaguid, Inc. is $1.9 million.

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

     The reorganized value of the Company's assets exceeded the total of all postpetition liabilities and allowed claims; therefore, the Company did not qualify for fresh-start accounting. The Company has recorded the following transactions to effect the Company's Plan of Reorganization consummated on March 31, 2000:

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

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


     o    Provision of $1.6 million to allow for settlement of disputed claims.

     o Payment of all allowed senior secured claims and all other allowed claims less than $1,000, aggregating approximately $500,000.

All other allowed claims will be or have been paid in full as follows:

     o General unsecured claims are being paid in full in four quarterly installments, the first and second installments were paid on May 1, 2000 and July 3, 2000, respectively, and subsequent installments are due the first business day of each subsequent calendar quarter.

     o Priority tax claims will receive five-year, interest-bearing promissory notes.

     o Payment of costs associated with the bankruptcy were paid upon court approval during the six months following the consummation of the Plan of Reorganization.

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

     The Company's Plan of Reorganization provided for a retention plan under which employees are provided with additional incentives to continue their employment with the Company throughout 2000. The amount of cash awards to be paid under the retention plan, based on the current number of continuing employees, is $1.2 million, of which 33% was payable upon the effective date of the Plan of Reorganization and 67% is to be paid January 1, 2001. Costs of $419,000 payable upon the effective date of the Plan of Reorganization were accrued and charged to reorganization expense at March 31, 2000 and subsequently paid on April 14, 2000. Payments of approximately $805,000 to be paid January 1, 2001, are being amortized monthly over the subsequent nine-month period and charged to reorganization expense.

3. PROPERTY AND EQUIPMENT

                                                                                       December 31      September 30
                                                                                          1999              2000
                                                                                       -----------      ------------
Crude oil and natural gas leases and rights including exploration,
  development and equipment thereon, at cost ...................................        $ 684,896         $ 699,389
Accumulated depletion and depreciation .........................................         (373,108)         (384,280)
                                                                                        ---------         ---------
                                                                                        $ 311,788         $ 315,109
                                                                                        =========         =========

     Due to the cessation of exploration and development of crude oil and natural gas reserves in 1998, all overhead expenditures incurred during 1999 and the first quarter of 2000 were charged to general and administrative expense. Subsequent to the first quarter of 2000, the Company has increased development work, therefore related overhead and expenditures of $510,000 have been capitalized.

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


     During the nine months ended September 30, 1999 and 2000, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     Unproved crude oil and natural gas properties totaling $56,296,000 and $39,900,000 at December 31, 1999 and September 30, 2000, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion within the next five years.

4. LONG-TERM DEBT

                                                          December 31      September 30
                                                             1999              2000
                                                          -----------      ------------
Old bank group loan ...............................        $ 239,600         $      --
Old bonds .........................................          150,000                --
New credit facility ...............................               --           183,000
Standby loan ......................................               --            77,358
Standby loan interest to be paid-in-kind ..........               --             1,165
Standby loan related to embedded derivative .......               --            26,460
Promissory notes ..................................               --             5,195
Other .............................................                3             1,000
                                                           ---------         ---------
                                                             389,603           294,178
Unamortized original issue discount on old bonds ..             (918)               --
Current maturities of long-term debt ..............         (388,685)           (1,036)
                                                           ---------         ---------
                                                           $      --         $ 293,142
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

     The new senior revolving credit facility was obtained from a syndicate of lenders led by The Chase Manhattan Bank, as agent for the new lenders, and has a principal amount of up to $250 million. The new credit facility limits advances to the amount of the borrowing base, which has been set initially at $205 million. The borrowing base is the loan value assigned to the proved reserves attributable to the Company's oil and gas properties. The new credit facility is subject to semiannual borrowing base redeterminations each April 1 and October 1, based on the Company's reserve reports, and will be made at the sole discretion of the lenders. The lenders' October 1 analysis of the current borrowing base is still pending. The Company or Chase may each request one additional borrowing base redetermination during any calendar year.

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

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


interest plus an applicable margin (currently 2%). All outstanding advances under the new credit facility are due and payable in full three years from the effective date. The new credit facility has been secured by substantially all of the Company's assets.

The new credit agreement contains financial and other covenants including:

     o maintenance of required ratios of cash flow to interest expense paid or payable in cash (initially 2 to 1), senior debt to cash flow required (initially not to exceed 5 to 1), and current assets to current liabilities required (throughout the term of the credit agreement, to be 1 to 1 as of the end of each quarter),

     o    restrictions on the payment of dividends and

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

     Debt under the standby loan agreement is evidenced by notes maturing March 31, 2007 and bearing interest at a minimum annual rate of 15% and payable in cash semiannually. After March 31, 2001, additional semiannual interest payments will be payable in an amount equal to 1/2% for every $0.25 that the "actual price" for the Company's oil and gas production exceeds $15 per barrel of oil equivalent during the applicable semiannual interest period, up to a maximum of 10% additional interest per year. The "actual price" for the Company's oil and gas production is the weighted average price received by the Company for all its oil and gas production, including hedged and unhedged production, net of hedging costs, in dollars per barrel of oil equivalent using a 6:1 conversion ratio for natural gas. The actual price will be calculated over a six-month measurement period ending on the date two months before the applicable interest payment date. Additionally, upon an event of default occurring under the standby loan, interest will be payable in cash, unless otherwise required to be paid-in-kind, at a rate equal to 2% per year over the applicable interest rate. Interest payments under the standby loan may be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. The standby loan semi-annual interest payment was paid-in-kind when due on September 29, 2000 and has been reflected as an increase in long-term debt in an adjustment to reconcile net loss to cash provided by operating activities in these financial statements.

     The additional semiannual interest payment feature of the standby loan agreement based on the actual price received for the Company's oil and gas production, as discussed above, is considered an embedded derivative instrument. The additional interest cost associated with this embedded derivative instrument is calculated at the origination of the loan and at each future balance sheet date. The aggregate amount of the additional interest payments were estimated at March 31, 2000, the inception date of the standby loan, using the future crude oil and natural gas price curves as of such date. These estimated additional interest payments were added to interest payments due based on the minimum annual rate at 15% to determine the effective interest rate of 18.04% for the term of the standby loan. The aggregate amount of the additional interest payments was redetermined at June 30, 2000 and September 30, 2000 using the then current future crude oil and natural gas price curves. The difference of $4 million in the aggregate amount of additional interest payments based on the June 30, 2000 price curves as

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


compared to the aggregate amount of additional interest payments based on the March 31, 2000 price curves was reflected as an increase in the standby loan debt and a charge to interest expense during the three months ended June 30, 2000. The aggregate amount of additional interest payments based on the September 30, 2000 price curves increased $22.5 million over the amount using the June 30, 2000 price curves, which is reflected as an increase in the standby loan debt and a charge to interest expense during the three months ended September 30, 2000. The interest expense may continue to have significant volatility from period to period based on changes in future price curves from period to period.

     Payment of the standby loan notes will be expressly subordinate to payments in full in cash of all obligations arising in connection with the new credit facility. After the initial 12-month period, cash interest payments may be made only to the extent by which EBITDA, or earnings before interest, tax, depreciation and amortization expense, on a trailing four-quarter basis exceeds $65 million. The new credit agreement also prohibits the Company from making any cash interest payments on the standby loan indebtedness if the outstanding indebtedness under both the new credit facility and the standby loan exceeds
3.75 times the EBITDA for the trailing four quarters. The Company may prepay the standby loan notes at the face amount, in whole or in part, in minimum denominations of $1,000,000, plus either a standard make-whole payment at 300 basis points over the "treasury rate" for the first four years, or beginning in the fifth year, a prepayment fee of 7.5% of the principal amount being prepaid; in the sixth year, a prepayment fee of 3.75% of the principal amount being prepaid; and after the sixth year there is no prepayment fee. The "treasury rate" is the yield of U.S. Treasury securities with a term equal to the then-remaining term of the standby loan notes that has become publicly available on the third business day before the date fixed for repayment.

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

     Claims for tax, penalty and interest were filed against the Company by the State of Louisiana and the State of Mississippi. The Company currently has appeals pending with both taxing authorities for portions of the filed claims. The Company has accrued an estimated $5.2 million for settlement of these priority tax claims, of which $4.2 million is included in long term debt and approximately $1 million is included in current portion of long-term debt. Five-year, interest-bearing promissory notes will be issued to satisfy these claims; however, all terms have not yet been agreed upon by the taxing authorities.

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

     Earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the nine months ended September 30, 1999 and 2000 of 640,088 and 12,772,900, respectively, and for the three

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


months ended September 30, 1999 and 2000 of 640,088 and 18,714,175, respectively. The weighted average number of shares outstanding of 640,088 for the three and nine months ended September 30, 1999, represents the old common shares of 25,603,512 restated for the 40 for 1 conversion of old common stock for new common stock. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants) for the nine months ended September 30, 1999 and 2000 of 640,088 and 12,772,900, respectively, and for the three months ended September 30, 1999 and 2000 of 640,088 and 18,714,175, respectively. In 1999 and 2000, conversion of stock options and warrants would have been antidilutive and, therefore, was not considered in diluted EPS.

6. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental noncash financing activities for the nine months ended September 30, 2000 are as follows:

New borrowing:
    Accounts receivable ...........................................        $    (499)
    Debt issuance costs ...........................................           24,245
    Changes in accounts payable and accrued liabilities ...........            5,847
    Long-term debt ................................................           (5,245)
    Additional paid-in capital ....................................          (24,245)
    Reorganization expense ........................................             (103)
                                                                           ---------
                                                                           $       0
                                                                           ---------
Extinguishment of debt:
    Debt issuance costs ...........................................        $  (5,231)
    Accrued interest ..............................................           15,484
    Current long-term debt ........................................          149,081
    Issuance of common stock ......................................         (161,636)
    Loss on extinguishment of debt ................................            4,428
                                                                           ---------
Total cash paid ...................................................        $   2,126
                                                                           ---------
Embedded derivative and standby loan interest:
    Long-term debt ................................................          (32,983)
    Interest expense ..............................................            6,523
    Interest expense related to embedded derivative ...............           26,460
                                                                           ---------
                                                                           $       0
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

                                                                      Loan Origination       Senior Notes
                                                     Common Shares     Fee (in 000's)    Purchased (in 000's)
                                                     -------------   ------------------  --------------------
PPM America, Inc. and affiliates ...............        1,466,723        $   1,382             $  39,500
Appaloosa Management, L.P. and affiliates ......          587,157        $     560             $  16,000
Oaktree Capital Management, LLC and
  affiliates ...................................          374,283        $     350             $  10,000

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


In addition, during April 2000, certain officers of the Company were entitled, pursuant to their employment contracts to participate in the senior note loans and receive the benefit of the loan origination fee and additional shares of common stock issued by purchasing senior notes at face value from Appaloosa Management, L.P. and PPM America, Inc. and affiliates. Share information, loan origination fees and senior notes purchased from the major shareholders by officers of the Company are as follows:

                                     Loan Origination       Senior Notes
                     Common Shares    Fee (in 000's)    Purchased (in 000's)
                     -------------   ---------------    --------------------
Michael McGovern        13,100          $  12.5             $  350
Gary L. Pittman          6,550          $   6.0             $  175
Gerald E. Ruley          3,743          $   3.5             $  100

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

8. COMMITMENTS AND CONTINGENCIES

     Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. At September 30, 2000, the Company has accrued approximately $586,000 related to such costs, of which $66,000 is included in current liabilities and $520,000 is included in contingent liabilities. At this time, the Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position.

     On May 27, 1999, the Company filed a lawsuit against five affiliates of Hicks, Muse, Tate & Furst. The lawsuit alleges (1) breach of the written contract terminated by HM4 Coho L.P. ("HM4"), a limited partnership formed by Hicks Muse on behalf of the Hicks, Muse, Tate & Furst Equity Fund IV, in December 1998, (2) breach of the oral agreements reached with HM4 on the restructured transaction in February 1999 and (3) promissory estoppel. In the lawsuit, the Company seeks monetary damages of approximately $300 million. Discovery is substantially complete and both sides have filed motions for summary judgement, which are currently scheduled to be heard during January 2001, the outcome of which could have a material effect on the litigation. The Company believes that the lawsuit has merit and that the actions of HM4 in December 1998 and February 1999 were the primary cause of the Company's liquidity crisis; however, there can be no assurance as to the outcome of this litigation.

     On June 9, 2000, Energy Investment Partnership No. 1, an affiliate of Hicks, Muse, Tate & Furst, filed a lawsuit against certain former officers of the Company alleging, among other things, such officers made or caused to be made false and misleading statements as to the proved oil and gas reserves purportedly owned by the Company. The plaintiffs are asking for compensatory and punitive damages. Pursuant to the Company's bylaws, the Company may be required to indemnify such former officers against damages incurred by them as a result of the lawsuit not otherwise covered by the Company's directors' and officers' liability insurance policy. The Company believes the lawsuit is without merit and does not expect the outcome of the lawsuit to have a material adverse effect on the Company's financial position or results of operations.

     The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Gains and losses on these hedging transactions are recorded in operating

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


revenues when the future production sale occurs. The Company has hedged a substantial amount of its crude oil production through December 31, 2002 and a substantial amount of its natural gas production through May 31, 2001. At September 30, 2000, the Company had $22.5 million in unrealized hedging losses related to such financial arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for discussion on hedging arrangements.

     During June 1999, the Company extended its Anaguid permit in Tunisia, North Africa through June 2001. The Company has a commitment to drill two additional wells during this two-year period

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

     As discussed more fully below, we emerged from bankruptcy on March 31, 2000. As a result of the reorganization, our former principal bondholders and their affiliates own approximately 88% of the new common stock, with PPM America, Inc., Appaloosa Management, L.P. and Oaktree Capital Management, LLC and their respective affiliates owning 36% , 28% and 24%, respectively. A new management team and a new board of directors were selected by the new owners to lead us as we emerged from bankruptcy.

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

     Our only operating revenues are crude oil and natural gas sales with crude oil representing approximately 92% of production revenues and natural gas sales representing approximately 8% of production revenues during the nine months ended September 30, 2000, compared to 88% from crude oil sales and 12% from natural gas sales during the same period in 1999.

     Our crude oil and natural gas production increased in the first nine months of 2000 due to overall production increases on our operated properties as discussed below under "Results of Operations - Operating Revenues." Average net daily barrel of oil equivalent ("BOE") production was 10,675 BOE for the nine months ended September 30, 2000 as compared to 10,311 BOE for the same period in 1999. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

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

     Prior to March 31, 2000, the effective date of the plan of reorganization, we had 25,603,512 shares of old common stock issued and outstanding. Old shareholders received shares representing 4% of new common stock on a basis of one share of new common stock for 40 shares of old common stock as of the effective date without giving effect to dilution from shares issued in connection with the standby loan or shares issued under the rights offering discussed below. Additionally, shareholders as of February 7, 2000, are eligible to receive their pro rata share of 20% of any proceeds available from the lawsuit filed against five affiliates of Hicks, Muse, Tate & Furst (the "Hicks Muse Lawsuit") after fees and expenses and 40% of any proceeds of the disposition of our interest in, or the assets of, Coho Anaguid Inc. Coho Anaguid owns a 45.83% interest in a permit in Tunisia, North Africa. At March

31, 2000, we charged 40% of the carrying value of Coho Anaguid, Inc., approximately $1.1 million, to reorganization expense. The Company's remaining carrying value of Coho Anaguid, Inc. is $1.9 million.

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

All other allowed claims will be or have been paid in full as follows:

     o General unsecured claims are being paid in full in four quarterly installments, the first and second installments were paid on May 1, 2000 and July 3, 2000, respectively, and subsequent installments are due the first business day of each subsequent calendar quarter.

     o Priority tax claims will receive five-year, interest-bearing promissory notes.

     o Payment of costs associated with the bankruptcy were paid upon court approval during the six months following the consummation of the plan of reorganization.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the nine months ended September 30, 2000, cash flow provided by operating activities was $4.6 million compared with cash flow provided by operating activities of $4.7 million for the same period in 1999. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, increased $26.3 million from $15.3 million in the first nine months of 1999 to $41.6 million in the first nine months of 2000, primarily due to price increases between such comparable periods of 74% and 62% for crude oil and natural gas, respectively, increases in crude oil production and reductions in general and administrative expenses, partially offset by increases in production expenses and production taxes between comparable periods. We also incurred costs totaling $12.5 million in the first nine months of 2000 related to reorganization costs. Changes in operating assets and liabilities used $9.2 million of cash for operating activities for the nine months ended September 30, 2000, compared to $18.2 million of cash for operating activities provided for the same period in 1999, primarily due to payment of $18.5 million in accrued interest payable, partially offset by increases in accrued reorganization costs, trade payables and other accrued liabilities and increased accounts receivables from purchasers due to higher crude oil and natural gas prices. See "Results of Operations" for a discussion of operating results.

     We had working capital of $2.1 million at September 30, 2000 compared to working capital, before liabilities subject to compromise, of $16.2 million at December 31, 1999. The decrease in working capital relates to several factors including the following:

     o Cash balances on hand decreased from $18.8 million at December 31, 1999 to $13.5 million at September 30, 2000. The decrease in cash is primarily due to the utilization of cash on hand to consummate the reorganization, partially offset by an increase in cash due to higher crude oil and natural gas prices.

     o Current liabilities increased from $15.2 million at December 31, 1999 to $24.8 million at September 30, 2000 due to several factors including:

          o the reclassification of $2.6 million of liabilities subject to compromise to current liabilities as a result of our emergence from bankruptcy,

          o    the accrual of $2.6 million of reorganization costs,

          o an increase of $1.0 million in current long-term debt related to the priority tax claims

          o an increase of $1.1 million in current environmental liabilities related to the bankruptcy claims

          o an increase of $1.2 million in accrued liabilities related to a reserve established for disputed claims settlements,

          o an increase of $4.0 million in accrued interest on our borrowings under the new credit facility,

          o an increase of $2.4 million in accrued liabilities related to operations and

          o an increase of $2.1 million in accrued liabilities related to hedging losses.

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

     The new senior revolving credit facility was obtained from a syndicate of lenders led by The Chase Manhattan Bank, as agent for the new lenders, and has a principal amount of up to $250 million. The new credit facility limits advances to the amount of the borrowing base, which has been set initially at $205 million. The borrowing base is the loan value assigned to the proved reserves attributable to our oil and gas properties. The new credit facility is subject to semiannual borrowing base redeterminations each April 1 and October 1, based on the Company's reserve report, and will be made at the sole discretion of the lenders. The lenders' October 1 analysis of the current borrowing base is still pending. We or Chase may each request one additional borrowing base redetermination during any calendar year.

     Interest on advances under the new credit facility will be payable on the earlier of the expiration of any interest period under the new credit facility or quarterly. Amounts outstanding under the new credit facility will accrue interest at our option at either the Eurodollar rate, which is the annual interest rate equal to the London interbank offered rate ("LIBOR") for deposits in United States dollars that is determined by reference to the Telerate Service or offered to Chase plus an applicable margin (currently 3%), or the prime rate, which is the floating annual interest rate established by Chase from time to time as its prime rate of interest plus an applicable margin (currently 2%). Currently, we have locked in a rate of 9.75% (6.75% LIBOR plus 3% margin) for the six-month period October 10, 2000 through April 9, 2001 on $180 million outstanding under the new credit facility. All outstanding advances under the new credit facility are due and payable in full three years from the effective date.

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

The new credit agreement contains financial and other covenants including:

     o maintenance of required ratios of cash flow to interest expense paid or payable in cash (initially 2 to 1), senior debt to cash flow required (initially not to exceed 5 to 1), and current assets to current liabilities required (throughout the term of the credit agreement to be 1 to 1 as of the end of each quarter),

     o    restrictions on the payment of dividends and

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

     Debt under the standby loan agreement is evidenced by notes maturing March 31, 2007 and bearing interest at a minimum annual rate of 15% and payable in cash semiannually. After March 31, 2001, additional semiannual interest payments will be payable in an amount equal to 1/2% for every $0.25 that the "actual price" for our oil and gas production exceeds $15 per barrel of oil equivalent during the applicable semiannual interest period, up to a maximum of 10% additional interest per year. The "actual price" for our oil and gas production is the weighted average price received by us for all our oil and gas production, including hedged and unhedged production, net of hedging costs, in dollars per barrel of oil equivalent using a 6:1 conversion ratio for natural gas. The actual price will be calculated over a six-month measurement period ending on the date two months before the applicable interest payment date. Additionally, upon an event of default occurring under the standby loan, interest will be payable in cash, unless otherwise required to be paid-in-kind, at a rate equal to 2% per year over the applicable interest rate. Interest payments under the standby loan may be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. The semiannual standby loan interest payment due on September 29, 2000 was paid-in-kind and has been reflected as an increase in long-term debt.

     The additional semiannual interest payment feature of the standby loan agreement based on the actual price received for our oil and gas production, as discussed above, is considered an embedded derivative instrument. The additional interest cost associated with this embedded derivative instrument is calculated at the origination of the loan and at each future balance sheet date. The aggregate amount of the additional interest payments was estimated at March 31, 2000, the inception date of the standby loan, using the future crude oil and natural gas price curves as of such date. These estimated additional interest payments were added to interest payments due based on the minimum annual rate at 15% to determine the effective interest rate of 18.04% for the term of the standby loan. The aggregate amount of the additional interest payments was redetermined at June 30, 2000 and September 30, 2000 using the then current future crude oil and natural gas price curves. The difference of $4.0 million in the amount of additional interest payments based on the June 30, 2000 price curves as compared to the aggregate amount of additional interest payments based on the March 31, 2000 price curves was reflected as an increase in the standby loan debt and a charge to interest expense during the three months ended June 30, 2000. The aggregate amount of additional interest payments based on the September 30, 2000 price curves increased $22.5 million over the aggregate amount of additional interest payments using the June 30, 2000 price curves, which is reflected as an increase in the standby loan debt and a charge to interest expense during the three months ended September 30, 2000. The additional interest expense may continue to have significant volatility from period to period based on the changes in the futures price curves from period to period.

     Payment of the standby loan notes will be expressly subordinate to payments in full in cash of all obligations arising in connection with the new credit facility. After the initial 12-month period, cash interest payments may be made only to the extent by which EBITDA, or earnings before interest, tax, depreciation and amortization expense, on a trailing four-quarter basis exceed $65 million. The new credit agreement may also prohibit us from making any cash interest payments on the standby loan indebtedness if the outstanding indebtedness under both the new credit facility and the standby loan exceeds
3.75 times EBITDA for the trailing four quarters. We may prepay the standby loan notes at the face amount, in whole or in part, in minimum denominations of $1,000,000, plus either a standard make-whole payment at 300 basis points over the "treasury rate" for the first four years, beginning in the fifth year, a prepayment fee of 7.5% of the principal amount being prepaid; in the sixth year, a prepayment fee of 3.75% of the principal amount being prepaid; and after the sixth year there is no prepayment fee. The "treasury rate" is the yield of U.S. Treasury securities with a term equal to the then-remaining term of the standby loan notes that has become publicly available on the third business day before the date fixed for repayment.

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

     Our new management team has prepared cash flow forecasts through the end of the year 2001 assuming conservative growth in production during the period based on budgeted capital expenditures and conservative commodity prices as compared to current commodity prices. The forecasted operating revenues and availability under the new credit facility are sufficient to fund the following forecasted expenditures through the end of the year 2001:

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

     Capital Expenditures. During the first nine months of 2000, we incurred capital expenditures of $15.5 million compared with $5 million for the first nine months of 1999. We ceased substantially all of our capital projects in 1999 due to our liquidity problems and our bankruptcy filing, as discussed above; however, during the first nine months of 2000 we have increased capital expenditure activities and we expect to continue work on capital projects throughout 2000. The expenditures incurred during the first nine months of 2000 were largely in connection with development efforts, including recompletions, workovers and waterfloods on existing wells throughout the Oklahoma and Mississippi fields. In addition, during the first nine months of 2000, the Company drilled 16 wells as follows:

     Mississippi Fields:
           Brookhaven          - 1 producing oil; 1 dry hole
           Martinville         - 1 producing oil

     Oklahoma Fields:
           Tatums              - 5 producing oil; 1 service well
           Cox Penn            - 2 producing oil
           East Fitts          - 1 producing oil
           Jennings-Deese      - 1 producing gas; 1 dry hole
           Eola                - 1 dry hole
           Non-operated fields - 1 producing gas.

Currently, a $15.6 million capital expenditures budget for the remainder of the year has been approved by our board of directors, which will be funded by working capital from operations. We have also increased our capital maintenance budget to return all shut-in wells to production and to promptly repair our existing wells as future maintenance is required. Additionally, we anticipate increasing our capital expenditure budget for the higher commodity prices and if cash flow from successful capital projects exceeds our current budgeted cash flow amounts. We have no material capital commitments and are consequently able to adjust the level of our expenditures as circumstances warrant. No general and administrative costs associated with our exploration and development activities were capitalized for the first nine months 1999 compared with $510,000 of capitalized costs for the first nine months of 2000.

RESULTS OF OPERATIONS

                                             Nine Months Ended              Three Months Ended
                                               September 30                     September 30
                                          -----------------------         -----------------------
                                            1999           2000             1999            2000
                                          --------       --------         --------        -------
Selected Operating Data

Production
  Crude Oil (Bbl/day)                       9,054          9,698          9,190             9,795
  Natural Gas (Mcf/day)                     7,547          5,860          6,744             5,726
  BOE (Bbl/day)                            10,311         10,675         10,314            10,749

Average Sales Prices
  Crude Oil per Bbl                       $ 13.59        $ 23.68        $ 18.00           $ 21.89
  Natural Gas per Mcf                     $  2.12        $  3.43        $  2.60           $  4.23

Other
  Production expenses                     $  4.69        $  5.92        $  5.75           $  6.16
  Production taxes                        $   .66        $  1.41        $   .99           $  1.53
  Depletion per BOE                       $  3.63        $  3.82        $  3.63           $  3.82

Production revenues (in thousands)
  Crude Oil                               $33,587        $62,935        $15,219           $19,721
  Natural Gas                               4,370          5,516          1,610             2,226
                                          -------        -------        -------           -------
                                          $37,957        $68,451        $16,829           $21,947
                                          =======        =======        =======           =======

     Operating Revenues. During the first nine months of 2000, production revenues increased 80% to $68.5 million as compared to $38.0 million for the same period in 1999. This increase was primarily due to increases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 74% and 62%, respectively, and due to a 7% increase in daily crude oil production, partially offset by a 22% decrease in daily natural gas production. For the three months ended September 30, 2000, production revenues increased 30% to $19.7 million as compared to $16.8 million for the same period in 1999. This increase was principally due to increases in the prices received for crude oil and natural gas (including hedging gains and losses discussed below) of 22% and 63%, respectively, and due to a 7% increase in daily crude oil production, partially offset by a 15% decrease in daily natural gas production.

     The 7% increase in daily crude oil production during the first nine months of 2000 is due to overall production increases in our operated Mississippi and Oklahoma properties. The 22% decrease in daily natural gas production during the first nine months of 2000 is primarily due to production declines on our Oklahoma gas properties. Due to our capital constraints in conjunction with the decline in crude oil prices during 1998, we significantly reduced both minor and major well repairs and drilling activity on our operated properties during the last five months of 1998, ceased all well repairs and drilling activity in December 1998 and halted production on wells which were uneconomical due to depressed crude oil prices, all of which contributed to overall production declines. In response to improved crude oil prices in the second quarter of 1999, since May 1999 we have been utilizing working capital provided by operations to perform well repair work to return the shut-in wells to production. Due to our emergence from bankruptcy, we increased the level of expenditures for capital projects and well maintenance in the second and third quarters of 2000 which has improved crude oil production and returned substantially all of the shut in wells to production. See "Liquidity and Capital Resources - Capital Expenditures" for discussion on future expenditures.

     Average crude oil prices (including hedging gains and losses discussed below) increased 74% during the first nine months of 2000 compared to the same period in 1999. Crude oil prices increased 22% during the third quarter of 2000 as compared to the third quarter of 1999. During the first quarter of 1999, substantially all of our crude oil was sold under contracts which were keyed off of posted crude oil prices. Beginning in April 1999, we entered into a new crude oil contract for substantially all of our Oklahoma crude oil which is now keyed off of the New York Mercantile Exchange price, which resulted in a net increase in our realized price. The price per Bbl received is adjusted for the quality and gravity of the crude oil and is generally lower than the NYMEX price. Our overall average crude oil price received during the nine months of 2000 represented a discount of 20% to the average NYMEX price for such period.

     The realized price for our natural gas (including hedging losses discussed below) increased 62% from $2.12 per Mcf in the first nine months of 1999 to $3.43 per Mcf in the first nine months of 2000. Natural gas prices increased 63% from $2.60 per Mcf in the third quarter of 1999 to $4.23 per Mcf in the third quarter of 2000. These price increases are due to an increase in demand.

     Production revenues for the three and nine month periods ended September 30, 1999 included no crude oil or natural gas hedging gains or losses compared to crude oil hedging losses for the three and nine month periods ended September 30, 2000 of $4.8 million ($5.27 per Bbl) and $4.9 million ($1.85 per Bbl), respectively, and natural gas hedging losses for the three and nine month periods ended September 30, 2000 of $124,000 ($0.23 per Mcf) and $144,000 ($0.09
per Mcf), respectively. Any gain or loss on our crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange for the contract period. Any gain or loss on our natural gas hedging transactions is determined as the difference between the contract price and the New York Mercantile Exchange Henry Hub settlement price the next to last business day of the contract period. Consequently, hedging activities do not affect the actual price received for our crude oil and natural gas. At September 30, 2000, we had no deferred hedging gains or losses and $22.5 million in unrealized hedging losses.

     We have hedged a portion of our future crude oil production and natural gas production by entering into certain arrangements that fix a minimum and maximum price range per barrel as follows:

Crude Oil

     o 6,000 barrels per day for the period October 1, 2000 to June 30, 2001, with a minimum price of $21.00 and a maximum price of $24.50.

     o 1,220 barrels per day for the period October 1, 2000 to December 31, 2000, with a minimum price of $21.00 and a maximum price of $23.90.

     o 250 barrels per day for the period January 1, 2001 to June 30, 2001, with a minimum price of $20.00 and a maximum price of $22.65.

     o 6,250 barrels per day for the period July 1, 2001 to December 31, 2001, with a minimum price of $20.00 and a maximum price of $22.80.

     o 500 barrels per day for the period January 1, 2002 to December 31, 2002, with a minimum price of $22.00 and a maximum price of $28.00.

     o 500 barrels per day for the period January 1, 2002 to December 31, 2002, with a minimum price of $22.00 and a maximum price of $29.60.

Natural Gas

     o 3,000 MMbtus per day for the period October 1, 2000 to May 31, 2001, with a minimum price of $3.35 and a maximum price of $4.01.

In addition, we entered into a swap agreement for the period January 1, 2002 to March 31, 2002 to fix the price on 5,500 barrels of crude oil production per day at $20.40 per barrel.

     Expenses. Production expenses were $17.3 million for the first nine months of 2000 compared to $13.2 million for the first nine months of 1999 and $6.1 million for the third quarter of 2000 compared to $5.5 million for the same period in 1999. The increase in expenses for the comparable nine month and three month periods is primarily due to an accelerated well repair program along with repairs and upgrades to water injection facilities to be made capable of handling expected increased fluid volumes and higher injection pressures in an effort to stabilize production. On a BOE basis, production costs increased 26% to $5.92 per BOE in 2000 from $4.69 per BOE in 1999 for the comparable nine month periods and increased 7% to $6.16 per BOE in 2000 from $5.75 per BOE in 1999 for the comparable three month periods. On a BOE basis, the 24% increase in production costs for the comparable nine month periods relates to several factors including $3.0 million of well repair work performed in the first nine months of 2000 as compared to $2.4 million in the same period of 1999. Additionally, we experienced lower than normal costs during the nine month period ended September 30, 1999 resulting from the cessation of all repair work and shut-in of uneconomical wells during the end of 1998 and the first quarter of 1999. The current well repair work represents an accumulation of projects because we had ceased substantially all well repair work in December 1998 and the subsequent four month period due to depressed oil prices. We intend to continue well and production facility repair work throughout 2000 to improve production. In addition, operating expenses are expected to remain high until all water injection facilities have been restored to maximum volume and pressure.

     Production taxes increased $2.3 million or 121% for the first nine months of 2000 as compared to the first nine months of 1999 and increased $576,000 or 61% for the third quarter of 2000 as compared to the third quarter of 1999. These increases are due to increases in crude oil production and due to higher price realization. On a BOE basis, production taxes increased 114% for the first nine months of 2000 to $1.41 per BOE as compared to $0.66 per BOE for the same period last year and increased 55% to $1.53 per BOE for the third quarter of 2000 as compared to $0.99 per BOE for the same period in 1999 due to higher price realizations.

     General and administrative costs decreased $2.2 million or 29% between the comparable nine month periods and decreased $485,000 or 22% between the comparable three month periods. These decreases are primarily due to reductions in employee-related costs due to staff attrition and the termination of corporate office employees and officers in April 2000 and due to increases in capitalized general and administrative costs and operator overhead charges, both of which reduce general and administrative expense.

     State income tax penalties of $1.0 million for the nine month period ended September 30, 1999 relate to approximately $4 million in Louisiana state income taxes which were due April 15, 1999, related to the gain on the December 1998 sale of the Monroe gas field.

     Allowance for bad debt of $765,000 for the nine month period ended September 30, 2000 primarily represents an allowance for uncollectible accounts receivable from working interest owners.

     Depletion and depreciation expense increased 9% to $11.2 million for the nine months ended September 30, 2000 from $10.2 million for the comparable nine month period in 1999 and increased 10% to $3.8 million for the three months ended September 30, 2000 from $3.4 million for the comparable three month period in 1999. These increases are the result of an increased rate per BOE due to the inclusion of $15.9 million in unproved oil and gas properties in our costs subject to depletion, which increased to $3.82 for the nine month and three month periods ending September 30, 2000 as compared to $3.63 for the comparable nine month and three month periods ending September 30, 1999.

     Interest expense increased 2% for the nine month period ended September 30, 2000 to $26.6 million compared to $26.0 million for the same period in 1999 and increased 1% for the three month period ended September 30, 2000 to $9.3 million compared to $9.2 million for the same period in 1999. Following is a summary of interest expense between comparable periods:

                                              NINE MONTHS ENDED            THREE MONTHS ENDED
                                                SEPTEMBER 30                  SEPTEMBER 30
                                          -----------------------        ----------------------
                                            1999            2000           1999          2000
                                          --------        -------        --------       -------
                                                (in thousands)               (in thousands)
Old bank group loan                        $15,759        $ 7,983        $ 6,678        $    --
Old bonds                                    9,275             --          2,292             --
New Credit facility                             --          9,001             --          4,491
Standby loan                                    --          6,523             --          3,255
Amortization of debt issuance costs            604          3,048            144          1,533
Miscellaneous                                  392             56            115             28
                                           -------        -------        -------        -------
                                           $26,030        $26,611        $ 9,229        $ 9,307
                                           -------        -------        -------        -------


The increase for the comparable nine month periods relates to several factors including the following:

     o higher interest rates on our old bank group loan during the first quarter of 2000 due to payment defaults and debt acceleration,

     o interest on past due interest payments on our old bank group loan during the first quarter of 2000,

     o an effective interest rate of 18.04% on the standby loan issued March 31, 2000 and

     o higher debt issuance amortization expense resulting from $33.6 million in debt issuance costs on our new debt.

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

The increase in expense for the comparable three month periods relates to an effective interest rate of 18.04% on the standby loan and higher debt issuance amortization expense on our new debt during 2000, partially offset by lower interest expense due to a reduction in our debt on March 31, 2000 and higher interest rates during the second and third quarters of 1999 on our old bank group loan due to payment defaults and debt acceleration and interest on past due payments.

     Interest expense related to the embedded derivative for the nine month period and three month period ended September 30, 2000 of $26.5 million and $22.5 million, respectively, relates to the change in estimated future additional interest payments calculated on the standby loan. The aggregate amount of the additional interest payments were estimated at March 31, 2000 using the future crude oil and natural gas price curves as of such date. The aggregate amount of additional interest payments was redetermined at June 30, 2000 and September 30, 2000 using the then current crude oil and natural gas curves. The difference of $4.0 million in the aggregate amount of additional interest payments based on the June 30, 2000 price curves as compared to the aggregate amount of additional interest payments based on the March 31, 2000 price curves was charged to interest expense during the three months ended June 30, 2000 and the difference of $22.5 million in the aggregate amount of additional interest payments based on the September 30, 2000 price curves as compared to the aggregate amount of additional interest payments based on the June 30, 2000 price curves was charged to interest expense during the three months ended September 30, 2000.

     Reorganization costs increased from $2.7 million for the nine months ending September 30, 2000 to $12.5 million for the comparable period in 2000. This increase relates to:

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

The above factors were partially offset by interest income earned on accumulated cash during the first quarter of 2000. Reorganization costs for the three months ended September 30, 2000 relate the accrual of amounts under our employee retention plan.

     Loss on extinguishment of debt of $4.4 million for the nine months ended September 30, 2000 resulted from the settlement of the old bank group and bondholders' claims. The loss on settlement of the old bank group claim was $303,000 and represents the difference in our carrying value of the debt and the cash settlement amount. The loss on settlement of the bondholders' claims was $4.1 million and represents the difference in our carrying value of the debt and the reorganization value of $10.52 per share for the common stock received by the bondholders.

     Due to the factors discussed above, our net losses for the three and nine months ended September 30, 2000 were $23.0 million and $40.0 million, respectively, as compared to net losses of $10.7 million and $29.8 million, respectively, for the same periods in 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

     Our results of operations are highly dependent upon the prices received for crude oil and natural gas production. We have entered, and expect to continue to enter, into forward sale agreements or other arrangements for a portion of our crude oil and natural gas production to hedge our exposure to price fluctuations. At September 30, 2000, we have hedged a portion on our crude oil and natural gas production through December 31, 2002. To calculate the potential effect of the hedging contracts on our revenues, we applied prices from September 30, 2000 future oil and gas price curves for the remainder of 2000 and for 2001 and 2002 to the quantity of our oil and gas production hedged for these periods. In addition, we applied September 30, 2000 future oil and gas pricing from the price curves assuming a 10% increase in prices and assuming a 10% decrease in prices. The estimated decreases in our revenue resulting from the hedging contracts are as follows:

                                                     Remainder of
                                                         2000               2001                2002
                                                     ------------       -----------        -----------
Decrease based on current price curve                $ 5,142,000        $14,299,000        $ 3,069,000
Decrease based on 10% decrease in price curve        $ 3,121,000        $ 7,447,000        $ 1,752,000
Decrease based on 10% increase in price curve        $ 7,388,000        $21,152,000        $ 4,386,000


     Total debt as of September 30, 2000 included $77.4 million in debt under our standby loan agreement, which represents the original $72 million standby loan issued March 31, 2000 and a subsequent issuance made on September 29, 2000 of $5.4 million. The standby loan bears interest at a minimum rate of 15% payable semiannually and after March 31, 2001, additional semiannual interest payments payable in an amount equal to 1/2% for every $0.25 that the actual price, net of hedging costs, for our oil and gas production exceeds $15.00 per barrel of oil equivalent during the applicable semiannual interest period, up to a maximum of 10% additional interest per year. The estimated fair value of the standby loan at September 30, 2000 of $84.9 million represents the discounted value of total future estimated payments due under the original standby loan issued on March 31, 2000, using the future crude oil and natural gas price curves at September 30, 2000 and the face amount of $5.4 million for the standby loan note issued September 29, 2000, which approximated fair value. The discount factor of 18.04% used in this valuation was determined based on the discount applied at the inception of the loan on March 31, 2000. The applied discount of 18.04% was calculated at March 31, 2000 by using the total future estimated payments due under the standby loan including additional interest payments estimated over the life of the standby loan, using the future crude oil and natural price curves at March 31, 2000 as compared to the initial borrowings of $72.0 million under the standby loan.

         At each balance sheet date, the future additional interest payments are calculated using the then current future crude oil and natural gas price curves. The change in the total future additional interest payments is charged to interest expense; therefore, changes in crude oil and natural gas prices can cause a significant change in earnings.

         At September 30, 2000, we calculated the future interest payments due under the standby loan, including the minimum payments due at 15% and the estimated additional interest payments, as discussed above, using the September 30, 2000 price curve. In addition, we applied the September 30, 2000 price curve assuming a 10% decrease in prices and a 10% increase in prices. The estimated decreases in cash flow through September 30, 2001 relating to standby loan interest are as follows:

Decrease based on current price curve ...............................        $15,472,000
Decrease based on 10% decrease in price curve .......................        $15,472,000
Decrease based on 10% increase in price curve .......................        $15,472,000

The current price curve at September 30, 2000 maximizes the additional interest rate at 10% through September 30, 2001; therefore, changes in prices for this period have no impact on cash flow. Interest payments under the standby loan may be paid-in-kind by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for discussion on interest payments to be paid-in-kind.

INTEREST RATE RISK

     Total debt as of September 30, 2000, included $183 million of floating-rate debt attributed to bank credit facility borrowing. As a result, our annual interest cost in 2000 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating interest rate (approximately 95 basis points) would be approximately $1.7 million assuming outstanding debt of $183 million throughout the year. We have locked in a rate of 9.75% (6.75% LIBOR plus 3% margin) for the six month period from October 10, 2000 thru April 9, 2001 on $180 million of bank credit facility borrowings.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS [UPDATES TO COME]

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

     We further allege that Hicks Muse waited until after the shareholders approved the commitment, then reneged on the commitment at the last minute to renegotiate the price down to $4 per share to increase the number of shares that Hicks Muse would have received for the $250 million. We also allege that Hicks Muse reneged on the new commitment to purchase stock. We seek damages against Hicks Muse in excess of $300 million. This description is only a general description of the Hicks Muse Lawsuit and should not be relied on as conclusively stating all the alleged facts, claims or circumstances surrounding the lawsuit. We are not able to evaluate the recovery we might receive in the lawsuit and its outcome is contingent on trial or settlement.

     On June 9, 2000, Energy Investment Partnership No. 1, an affiliate of Hicks, Muse, Tate and Furst, filed a lawsuit against certain former officers of the Company. The lawsuit was filed in the Northern District of Texas, Dallas Division alleging, among other things, defendants made or caused to be made false and misleading statements as to the proved oil and gas reserves purportedly owned by the Company. The plaintiffs are asking for compensatory damages, punitive damages, all pre-judgment and post-judgment interests to which plaintiffs are entitled by law, attorneys' fees and costs, and for such additional relief, both general and special, at law or in equity, to which plaintiff may show themselves to be justly entitled. Pursuant to the Company's Bylaws, the Company may be required to indemnify such former officers against damages incurred by them as a result of the lawsuit not otherwise covered by the Company's directors' and officers' liability insurance policy. The Company believes the lawsuit is without merit and does not expect the outcome to have a material adverse effect on the Company's financial position.

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


                                 COHO ENERGY, INC.
                                   (Registrant)

Date: November 13, 2000
                                 By:   /s/  Gary L. Pittman
                                     ----------------------------------------
                                          Gary L. Pittman
                                 (Vice President and Chief Financial Officer)


                                 By:   /s/ Susan J. McAden
                                     ----------------------------------------
                                          Susan J. McAden
                                 (Chief Accounting Officer and Controller)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
------    -----------
  27      Financial Data Schedule