Form 10-K/A
period 2000-12-31
COHO ENERGY INC
filed 2001-04-30
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

                         Commission file number 0-22576

                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

Texas                                                           75-2488635
------------------------                                  ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                               75240
-----------------------------------------                 ----------
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

                             AMENDMENT TO FORM 10-K

EXPLANATORY NOTE

     This Amendment is being filed to add a "Risk Factors" section to Part I, Items 1 and 2. "Business and Properties" and to provide the disclosure required by Part III of Form 10-K.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

                                  RISK FACTORS

OUR LEVEL OF DEBT MAY NOT ALLOW US TO PROPERLY PLAN FOR FUTURE OPPORTUNITIES OR TO COMPETE EFFECTIVELY.

     After the consummation of our plan of reorganization, we have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2000 was $282.4 million and the ratio of total consolidated indebtedness to total capitalization was 82%. Our high level of indebtedness will have several important effects on our future operations, including:

o requiring us to devote a substantial portion of our cash flow from operations to pay interest on our indebtedness and not for other uses, such as funding working capital or capital expenditures;

o limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

o putting us at a competitive disadvantage to our competitors who have less debt than us; and

o limiting our flexibility to plan for, or to react to, changes in our business and the industry in which we operate.

LIQUIDITY CONSTRAINTS MAY HINDER OUR CONTINUED OIL AND GAS OPERATIONS.

     We have historically funded our operations primarily through our cash flow from operations and borrowings under credit sources. We anticipate our principal sources of liquidity during the next 12 months will be cash on hand, cash generated by operations and borrowings under our bank credit facility.

     Our ability to raise funds through additional indebtedness is limited because substantially all of our crude oil and natural gas properties are subject to a lien for the benefit of the lenders under the bank credit facility. We may also choose to issue equity securities or sell assets to fund our operations, although the terms of our existing indebtedness limit our use of the proceeds of any sale of assets. If we elect to raise additional capital by issuing equity securities, there can be no assurance that we will be able to obtain equity financing on satisfactory terms or at all.

PAST SUBSTANTIAL NET LOSSES MAY AFFECT FUTURE OPERATIONS.

     We experienced a substantial net losses for the years ended December 31, 1999 and 2000 of $30.7 million and $32.7 million, respectively. There can be no assurances that we will become profitable in the future.

WE MAY NOT BE ABLE TO REPLACE DEPLETED RESERVES THAT ARE NECESSARY TO CONTINUE OUR PRODUCTION.

     The rate of production from crude oil and natural gas properties declines as reserves are depleted. Except to the extent we acquire additional properties containing proved reserves, or conduct successful exploration and development activities that identify additional formations with primary or secondary reserve opportunities on our own properties, our proved reserves will decline as reserves are produced. Future crude oil and natural gas production is therefore highly dependent on our level of success in finding and acquiring additional reserves. Our ability to continue acquiring producing properties or companies that own producing properties assumes that major integrated oil companies and independent oil companies will continue to divest some of their crude oil and natural gas properties. There can be no assurance that these divestitures will continue or that we will be able to acquire producing properties at acceptable prices. Our ability to develop additional reserves is limited by the terms of the bank credit facility and the standby loan, each of which limits our ability to obtain additional financing in the future for acquisitions and capital expenditures.

THE BANKRUPTCY MAY HAVE CREATED A NEGATIVE IMAGE OF US.

     The negative effect, if any, which our plan of reorganization may have on our operations now that it has been consummated cannot be accurately predicted or quantified. Our plan of reorganization was consummated on March 31, 2000. Although we believe that the consummation of our plan of reorganization has had and will continue to have a minimal effect on our relationships with our customers, employees and suppliers, we cannot assure you that there will not be a detrimental impact on future sales and patronage because of the negative image of us that may have been created by the bankruptcy.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY AGAINST MAJOR OIL COMPANIES AND OTHER INDEPENDENT OPERATORS, WE MAY BE UNABLE TO OBTAIN NECESSARY MATERIALS AND RESOURCES AND MAY EXPERIENCE A SIGNIFICANT DISRUPTION OF OUR OPERATIONS.

     We encounter strong competition from major oil companies and independent operators in acquiring properties and leases for the exploration for, and production of, crude oil and natural gas. Competition is particularly intense with respect to the acquisition of desirable underdeveloped crude oil and natural gas properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. Although we believe our current operating and financial resources will be adequate to preclude any significant disruption of our operations in the immediate future, the continued availability of these materials and resources to us cannot be assured.

WE HAVE A HIGH LEVEL OF DEPENDENCE ON THREE CUSTOMERS THAT CAN DIRECTLY AFFECT OUR INCOME STATEMENT.

     During 2000, two purchasers of our crude oil and natural gas, EOTT Energy Operating Limited Partnership and Amoco Production Company, accounted for 41% and 29%, respectively, of our revenues. In October 2000, we began selling our crude oil that had been previously sold to Amoco, to TEPPCO Crude Oil, L.P. and Sunoco, Inc. While we believe that our relationships with EOTT, TEPPCO and Sunoco have been and will continue to be good, any loss of revenue from these customers due to nonpayment by the customer would have an adverse effect on our net income and earnings per share on our income statement and, ultimately, may affect our share price. In addition, any significant late payment may adversely affect our short-term liquidity position.

POTENTIAL CONFLICTS OF INTEREST WITH OUR MAJORITY STOCKHOLDERS

     A variety of conflicts of interest between Appaloosa, PPM America, Oaktree and our public stockholders may arise as a result of their aggregate ownership of 88.1% of our common stock. Each of PPM America, Appaloosa and Oaktree, who own 35.9%, 28.3% and 23.8% of our common stock, respectively, may decide to sell all or part of their ownership interests in us in a transaction that does not provide other stockholders the opportunity to sell their shares to the purchaser for a price reflecting a change of control premium. Further, shareholders who collectively control 66 2/3% of our common stock would be in a position to control:

     o the election of our entire board of directors thereby giving them the opportunity to select our management; and

     o the outcome of the vote on all matters requiring the vote of our shareholders, such as the acquisition or disposition of our assets, including the sale of our business as a whole, and the future issuance of our common stock or other securities.

     Two of our directors, Messrs. Goldstein and Bolin, are also officers of Appaloosa, who owns 28.3% of our common stock.

THE ANTITAKEOVER EFFECTS OF SOME OF THE PROVISIONS OF OUR GOVERNING DOCUMENTS MAY PREVENT SOME TRANSACTIONS.

     Some of the provisions of our articles of incorporation and bylaws may tend to deter potential unsolicited offers or other efforts to obtain control that are not approved by our board of directors. These provisions include the right of our board of directors, without any action by our shareholders, to fix the rights and preferences of undesignated preferred stock, including dividend, liquidation and voting rights. All of these provisions apply to the common stock, and may have the effect of delaying, deferring or preventing a change of control.

OUR COMMON STOCK IS NOT LISTED ON THE NASDAQ NATIONAL MARKET OR ANY OTHER STOCK EXCHANGE, WHICH MAY DEPRESS THE PRICE OF THE COMMON STOCK AND YOU MAY HAVE DIFFICULTIES RESELLING THE STOCK.

     We intend to explore the possibility of listing our common stock on the Nasdaq National Market or on one or more other national securities exchanges. However, there can be no assurance that we will determine that it is feasible, practicable or advisable to list our common stock or that, if an application is made, our common stock would be approved for listing. Our inability to secure the listing of our common stock or the decision not to list our common stock will affect the liquidity and marketability of our common stock. Even if our common stock is approved for listing on the Nasdaq National Market or any other national securities exchange, there can be no assurance as to the price as to which any shares of our common stock may be traded when issued or that an established market for those securities will develop.

OUR PROFITABILITY IS HIGHLY DEPENDENT ON INDUSTRY CONDITIONS THAT HAVE, IN THE PAST, CAUSED US TO IMPLEMENT SIGNIFICANT WRITEDOWNS OF OUR ASSETS.

     Our revenue, profitability and future rate of growth substantially depend on prevailing prices for crude oil and natural gas. Crude oil and natural gas prices can be extremely volatile. Prices are also affected by actions of state and local agencies, the United States and foreign governments and international cartels. Prices for crude oil and natural gas were depressed by excess imported supplies during 1998 and the first half of 1999 and reached historic lows on an inflation-adjusted basis. During the last half of 1999, commodity prices improved significantly and prices continued to increase during 2000 reaching high price levels not seen since the early 1980's. There can be no assurance that commodity prices will remain high or will not return to historic lows. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of crude oil and natural gas. The substantial and extended decline in the prices of crude oil and natural gas during 1998 and 1999 adversely affected our financial condition and the results of our operations, including reduced cash flow and borrowing capacity. All of these factors are beyond our control.

     We periodically review the carrying value of our crude oil and natural gas properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, a ceiling test is performed whereby capitalized costs of proved oil and natural gas properties may not exceed a present value, based on unescalated prices at a single point in time, of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded. We were required to write down the carrying value of our crude oil and natural gas properties during 1998 by an aggregate of $188 million. We took a write-down of our Tunisia properties of $5.4 million during the third quarter of 1999 once it was determined that an exploratory well drilled in Tunisia, North Africa would not produce sufficient quantities of crude oil to justify further completion work on the well. We took an additional write-down on our Tunisia properties of $3.0 million during the fourth quarter of 2000 because we decided to discontinue our participation in the exploration of such properties. When a write-down is required, it results in a charge to earnings, but does not affect cash flow from operating activities. Once incurred, a write-down of crude oil and natural gas properties is not reversible at a later date.

WE RELY ON ESTIMATES OF PROVED RESERVES AND FUTURE NET REVENUE INFORMATION THAT ARE SUBJECT TO MANY FACTORS AND ANY NEGATIVE VARIANCE IN THESE ESTIMATES COULD AFFECT OUR REPORTED ASSETS AND OUR ABILITY TO BORROW FUNDS.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve data included in our 2000 annual report on Form 10-K represent only estimates. In addition, the estimates of future net revenue from proved reserves and their present value are based on assumptions about future production levels, prices and costs that may change over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the present value of proved reserves for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2000. The NYMEX prices as of December 31, 2000, used for purposes of our estimates were $26.80 per Bbl of crude oil and $9.78 per MMbtu of natural gas. These year end market prices are high in comparison to historical average crude oil and natural gas prices in the most recent three-year period. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves.

WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION THAT MAY HINDER OUR ABILITY TO CONDUCT OUR BUSINESS.

     Our business is subject to federal, state, provincial and local laws and regulations relating to the exploration for and development, production and marketing of crude oil and natural gas, as well as environmental and safety matters. These laws and regulations have generally become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Because the requirements imposed by these laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance with these requirements. There is no assurance that laws and regulations enacted in the future will not hinder our ability to conduct our business.

COSTS OF ENVIRONMENTAL LIABILITIES, REGULATION AND LITIGATION COULD EXCEED OUR ESTIMATES.

     Our current and former operations involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations may obligate us to remediate various sites at which petroleum, chemicals, low-level radioactive substances or other regulated materials may have been disposed of or released. We have been party to legal proceedings involving environmental matters in the past. Although these legal proceedings were settled in connection with our plan of reorganization, there can be no assurance that we will not be party to other legal proceedings involving environmental matters in the future.

     It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

     o    the difficulty of estimating remediation costs;

     o the uncertainty in quantifying liabilities under environmental laws that may impose joint and several liability on all potentially responsible parties; and

     o    the nature of environmental laws and regulations.

     Although we believe we have established appropriate reserves for liabilities, including remediation costs, we could be required to set aside additional reserves in the future due to these uncertainties.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The names of our directors and other information with respect to each of them are set forth below. Each of these directors was appointed for a one year term or until the next annual meeting following the date of appointment.


         NAME                                       AGE                  SINCE
         ----                                      -----                ------
         Michael Y. McGovern(a)(b)...............    49                  2000
         Eugene I. Davis(a)(c)...................    46                  2000
         John G. Graham(d).......................    62                  2000
         James E. Bolin(a)(c)....................    42                  2000
         Michael E. Salvati(e)...................    48                  2000
         Ronald M. Goldstein(b)..................    46                  2000

(a)      Member of the Executive Committee.
(b)      Member of the Compensation Committee.
(c)      Member of the Audit Committee.
(d)      Chairman of the Audit Committee.
(e)      Chairman of the Compensation Committee.

     Michael Y. McGovern. Mr. McGovern has served as our President and Chief Executive Officer since April 1, 2000. Mr. Govern served as Managing Director of Pembrook Capital Corporation, an energy investment and advisory services company, from 1998 until March 31, 2000 and served as Chairman and Chief Executive Officer for Edisto Resources Corporation, a publicly held oil and gas company, from 1993 to 1997. Mr. Govern is a director of Greystar Corporation, a private production management service company; Century Seismic LLC, a private seismic data library service; and Goodrich Petroleum Corporation, a public oil and gas company.

     Eugene I. Davis. Mr. Davis has served as Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a consulting firm specializing in crisis and turn-around management advisory services for public and private businesses, since 1999. Mr. Davis served as Chief Operating Officer of Total-Tel USA Communications, Inc., an integrated telecommunications provider, from 1998 to 1999. He also served in various officer positions, lastly as Vice Chairman and Director, of Emerson Radio Corporation, an international distributor of consumer electronics products, since 1990. Mr. Davis is a director of Eagle Geophysical Corporation, a privately held seismic company.

     John G. Graham. Mr. Graham has served as President and Chief Executive Officer of Utilities Mutual Insurance Company, a mutual provider of workers' compensation and other insurance lines, since May 1999. Mr. Graham also served as Senior Vice President and Chief Financial Officer of GPU Service Corporation, a domestic and international electric utility, from 1976 to April 1999. Mr. Graham is a director of Viatel Inc., a publicly held telecommunications company.

     James E. Bolin. Mr. Bolin has served as Vice President and Secretary of Appaloosa Partners, Inc., an investment firm and the general partner of Appaloosa Management, L.P. which is one of our principal shareholders, since 1995. Mr. Bolin served as a Vice President and Analyst for Goldman, Sachs & Company, an investment banking firm, from 1989 to 1995, and as Director of Corporation Bond Research from 1992 to 1995. Mr. Bolin is a director of Inamed Corporation, a publicly held medical device company, and, following the consummation of its plan of reorganization, Kindred Corporation (formerly known as Vencor Corporation), a publicly held nursing home operator.

     Michael E. Salvati. Mr Salvati is an independent financial consultant with Oak Ridge Consulting, Inc. Mr. Salvati also served as Chief Financial Officer of MarchFirst, a publicly held internet professional services company, during March and April 2001. Mr. Salvati served as Executive Vice President and Chief Operating Officer of National Financial Partners Corp., a financial services firm, from 1998 to February 2000. Mr. Salvati served as Vice President and Chief Financial Officer of Culligan Water Technologies, Inc., from 1996 to 1998, and was a Partner with KPMG Peat Marwick LLP, a public accounting firm, prior to 1996.

     Ronald M. Goldstein. Mr. Goldstein currently serves as Vice President and Chief Financial Officer of Appaloosa Partners, Inc., an investment firm and the general partner of Appaloosa Management, L.P., which is one of our principal shareholders. Prior to joining Appaloosa Partners, Inc. in 1993, Mr. Goldstein was a Senior High Yield Trader for Bear Stearns & Company, an investment banking firm.

     There is no family relationship between any director, executive officer or person nominated or chosen by the registrant to become a director or executive officer.

EXECUTIVE OFFICERS

     The names of our executive officers and other information with respect to them are set forth below:


Name                                    Age                        Position
----                                    ---                        --------
Michael Y. McGovern                      49     President, Chief Executive Officer and Director
Gary L. Pittman                          45     Vice President, Chief Financial Officer and
                                                   Corporate Secretary
Gerald E. Ruley                          60     Vice President-Operations, Exploration, Land
                                                   and Reserves
Susan J. McAden                          43     Controller and Chief Accounting Officer

     For information concerning Michael McGovern, see the table under the caption "Directors," above.

     Gary L. Pittman has served as our Chief Financial Officer and Corporate Secretary since April 1, 2000. Mr. Pittman served as Chief Financial Officer of Bell Geospace, Inc., a privately held technology based provider of high resolution gradient data to the oil and gas industry, from August 23, 1999 to March 17, 2000. Bell Geospace was a financial distress start-up company that engaged Mr. Pittman to assist in developing and executing a strategic business plan, which included filing bankruptcy on October 4, 1999. In March 2000, Bell Geospace filed its plan of reorganization and Mr. Pittman resigned. The court subsequently approved Bell Geospace's plan of reorganization on July 23, 2000. Mr. Pittman also served as a financial consultant to Perception, Inc., a privately held manufacturing company, from 1998 to 1999, and as Executive Vice President and Chief Financial Officer of Convest Energy Corporation, a publicly traded independent energy company, from 1995 to 1997.

     Gerald E. Ruley has served as our Vice President-Operations since April 1, 2000 and as a Production Manager for Coho since 1996. Mr. Ruley also served as Exploration and Production Manager of Winchester Production Company, an independent energy company, from 1994 to 1995.

     Susan J. McAden has served as our Controller and Chief Accounting Officer since April 1, 2000. Ms. McAden has been employed by us since February 1995 as Controller and was promoted to Vice President and Controller in January 1998.

     Messrs. McGovern and Pittman were directors and officers of two of Coho's wholly-owned subsidiaries that filed for protection under Chapter 11 of the United States Bankruptcy Code in February 2001 as discussed under Part I, Items 1 and 2. "Business and Properties-Oil and Gas Operations-Tunisian Operations." Mr. Ruley was also a director of these two wholly-owned subsidiaries. Mr. Ruley and Ms. McAden were officers of one of these two wholly-owned subsidiaries.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To our knowledge, based solely on a review of the copies of reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, that have been furnished to us and written representations that no other reports were required, during the year ended December 31, 2000 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners have been met except as follows:

     o the Form 3 for Oaktree Capital Management, LLC related to its common shares acquired under our plan of reorganization was not filed on a timely basis;

     o the Form 3s required to be filed upon the appointment of Messrs. McGovern, Pittman and Ruley as executive officers were not timely filed; and

     o the Form 5s for the executive officers and the non-employee directors reporting exempt option grants during 2000 were not timely filed.

ITEM 11. EXECUTIVE COMPENSATION

     The following tables contain information about our most highly compensated executive officers, including our Chief Executive Officer, in 1998, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE



                                                                                         Long-Term
                                                                                        Compensation
                                                                                           Awards
                                                                                        ------------
                                                        Annual Compensation              Securities
                                                    ---------------------------          Underlying       All Other
Name and Principal Position                  Year      Salary          Bonus             Options (#)    Compensation
---------------------------                  ----   ---------------------------          -----------    ------------

Michael Y. McGovern                         2000    $    262,494             --             560,825    $    103,914
  President and Chief Executive             1999              --             --                  --              --
     Officer(1)                             1998              --             --                  --              --

Jeffrey Clarke                              2000    $     89,423             --                  --    $    579,189
  Former President and Chief                1999         300,000             --                  --          53,194
     Executive Officer(2)(8)                1998         300,000             --                  --         378,060

Gerald E. Ruley                             2000    $    218,256             --             233,677    $      8,500
  Vice President-Operations,                1999              --             --                  --              --
     Exploration, Land and Reserves(3)      1998              --             --                  --              --

Gary L. Pittman                             2000    $    150,000             --             186,942    $     46,805
  Vice President, Chief Financial           1999              --             --                  --              --
     Officer and Corporate Secretary(4)     1998              --             --                  --              --

Susan J. McAden                             2000    $    111,375    $    18,333(9)               --    $     90,599
   Controller and                           1999              --             --                  --              --
      Chief Accounting Officer(5)           1998              --             --                  --              --

Anne Marie O'Gorman                         2000    $    112,067    $    29,167(9)               --    $    305,099
  Former Senior Vice President              1999         175,000             --                  --          11,511
     Corporate Development and              1998         175,000             --                  --          83,106
     Corporate Secretary(6)(8)

Larry L. Keller                             2000    $    163,000    $    27,167(9)               --    $    133,174
  Former Vice President, Mid                1999         163,000             --                  --          10,481
     Continent Division(7)(8)               1998         163,000             --                  --          83,685


(1) Mr. McGovern has served as our President and Chief Executive Officer since April 1, 2000. Mr. McGovern's All Other Compensation includes our contributions to a 401(k) savings plan of $8,500 and $95,414 related to relocation costs.

(2) Mr. Clarke ceased to serve as President, Chief Executive Officer and Chairman on March 31, 2000, and is no longer employed by us. Mr. Clarke's All Other Compensation includes our contributions to a 401(k) savings plan of $4,500 in 2000 and $8,000 in each of 1999 and 1998; premiums paid on a disability and life insurance policy of $32,656, $33,118 and $32,656 in 2000, 1999 and 1998, respectively; $12,076 in each of 1999 and 1998 of imputed interest on a loan from Coho; a severance payment of $412,500 in 2000; consulting fees paid during the last nine months of 2000 totaling $65,000 associated with marketing our Tunisian properties for sale; and forgiveness of debt of $64,533 in 2000 under his severance agreement.

(3) Mr. Ruley has served as our Vice President-Operations, Exploration, Land and Reserves since April 1, 2000. Mr. Ruley's All Other Compensation includes our contributions to a 401(k) savings plan of $8,500. Mr. Ruley did not serve as an executive officer during 1998 and 1999.

(4) Mr. Pittman has served as our Vice President, Chief Financial Officer and Corporate Secretary since April 1, 2000. Mr. Pittman's All Other Compensation includes our contributions to a 401(k) savings plan of $7,500 and $39,305 related to relocation costs.

(5) Ms. McAden has served as our Controller and Chief Accounting Officer since April 1, 2000. Ms. McAden's All Other Compensation includes our contributions to a 401(k) savings plan of $6,485; premiums paid on a disability policy of $1,614; and claim settlement payments totaling $82,500 associated with the termination of her severance agreement in our reorganization.

(6) Ms. O'Gorman ceased to serve as Senior Vice President, Corporate Development and Corporate Secretary on April 1, 2000. Ms. O'Gorman's All Other Compensation includes our contributions to a 401(k) savings plan of $8,500 in 2000 and $8,000, in each of 1999 and 1998; premiums paid on a disability policy of $3,325, $3,511 and $3,429 in 2000, 1999 and 1998, respectively; a severance payment of $162,025 in 2000; and claim settlement payments totaling $131,250 in 2000 associated with the termination of employment agreement in our reorganization.

(7) Although Mr. Keller continued his employment with Coho during 2000, Mr. Keller ceased to serve as Vice President, Mid Continent Division on April 4, 2000. Mr. Keller's All Other Compensation includes our contributions to a 401(k) savings plan of $8,500 in 2000 and $8,000 in each of 1999 and 1998; premiums paid on a disability policy of $2,424, $2,481 and $2,345 in 2000, 1999 and 1998, respectively; and claim settlement payments totaling $122,250 in 2000 associated with the termination of his severance agreement in our reorganization.

(8) Included in All Other Compensation for Messrs. Clarke and Keller and Ms. O'Gorman for 1998 are payments of $324,992, $73,331 and $71,678, respectively, which represent amounts paid on January 22, 1998 to make up the difference of the guaranteed price of $10.50 and the strike price of stock options exercised in October 1997.

(9) Represents the initial 33% retention bonus payment paid immediately after the confirmation of our plan of reorganization.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                    NUMBER OF      % OF TOTAL                                    ANNUAL RATES OF
                                   SECURITIES        OPTIONS                                   STOCK APPRECIATION
                                   UNDERLYING      GRANTED TO                                    FOR OPTION TERM
                                     OPTIONS      EMPLOYEES IN    EXERCISE     EXPIRATION     ---------------------
                                     GRANTED       FISCAL YEAR     PRICE          DATE           5%          10%
                                   ----------     ------------    --------     ----------     -------      --------
Michael Y. McGovern                    280,412          28.6%      $10.40      Oct. 1/05 to   $      --   $      --
                                                                               Apr. 1/07(1)
                                        70,104           7.1%      $ 5.98      Oct. 1/05      $   4,355    $121,206
                                        70,103           7.1%      $ 5.98      Apr. 1/06      $  16,981    $157,327
                                        70,103           7.1%      $ 5.98      Oct. 1/06      $  25,113    $173,591
                                        70,103           7.1%      $ 5.98      Apr. 1/07      $  38,776    $214,952

Gerald E. Ruley                        116,837          11.9%      $10.40      Oct. 1/05 to   $      --    $     --
                                                                               Apr. 1/07(1)
                                        29,210           3.0%      $ 5.98      Oct. 1/05      $   1,815    $ 50,503
                                        29,210           3.0%      $ 5.98      Apr. 1/06      $   7,075    $ 65,554
                                        29,210           3.0%      $ 5.98      Oct. 1/06      $  10,464    $ 72,330
                                        29,208           3.0%      $ 5.98      Apr. 1/07      $  16,156    $ 89,558

Gary L. Pittman                         93,471           9.5%      $10.40      Oct. 1/05 to   $      --    $     --
                                                                               Apr. 1/07(1)
                                        23,368           2.4%      $ 5.98      Oct. 1/05      $   1,452    $ 40,402
                                        23,368           2.4%      $ 5.98      Apr. 1/06      $   5,660    $ 52,443
                                        23,368           2.4%      $ 5.98      Oct. 1/06      $   8,371    $ 57,864
                                        23,367           2.4%      $ 5.98      Apr. 1/07      $  12,925    $ 71,649

(1) The options granted in 2000 vest over a two year period with 25% of them vesting on each of October 1, 2000, April 1, 2001, October 1, 2001 and April 1, 2002. The options expire five years from their vesting date.

     No options were granted to Messrs. Clarke and Keller or to Mss. O'Gorman and McAden during 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                       NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                             SHARES                   UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                            ACQUIRED                OPTIONS AT FISCAL YEAR-END(1)      AT FISCAL YEAR-END (2)
                               ON         VALUE     -----------------------------   -----------------------------
NAME                        EXERCISE     REALIZED   EXERCISABLE  NON-EXERCISABLE    EXERCISABLE   NON-EXERCISABLE
----                        --------     --------   -----------  ---------------    -----------   ---------------

Michael Y. McGovern             --         $ --       140,206       420,619            $ --             $ --
Gerald E. Ruley                 --         $ --        58,420       175,257            $ --             $ --
Gary L. Pittman                 --         $ --        46,736       140,206            $ --             $ --
Susan J. McAden                 --         $ --            --            --            $ --             $ --

(1) All options issued to Messrs. Clarke and Keller and Ms. O'Gorman were canceled in connection with our plan of reorganization.

(2) Computed based upon the difference between the market price on December 31, 2000 of $3.25 per share and the exercise price per share.

EMPLOYMENT AGREEMENTS

     On April 1, 2000, we entered into employment agreements with each of Messrs. McGovern, Ruley and Pittman, which provide for minimum annual compensation in the amount of $350,000, $250,000, and $200,000, respectively. Each employment agreement is for a term of two years, which term automatically renews daily for a term to extend two years from the renewal date until either party gives notice. Additionally, each employment agreement automatically terminates on the date of a "Change of Control," as defined below. Each employment agreement entitles the officer to participate in the bonus, incentive compensation and other programs that are created by our board of directors. If any of Messrs. McGovern, Ruley or Pittman is terminated by Coho without "Cause" (as defined below), or if the employment agreements are automatically terminated because of a "Change of Control," Coho would:

     o pay that individual a cash lump sum payment equal to two times the executive's then-current annual rate of total compensation; and

     o continue, until the second anniversary of the employment termination, health and life insurance coverage under our plans or the equivalent thereof on the same basis as our other senior executives.

If any of Messrs. McGovern, Ruley or Pittman becomes disabled or dies during the term of the respective employment agreement, the employment agreement may be terminated by us, and we will pay the executive or his estate any unpaid compensation and other benefits under the employment agreement until the date of termination.

     The term "Cause" is defined in each employment agreement generally to mean:

     o any material failure of the executive after written notice to perform his or her duties;

     o commission of fraud, embezzlement or misappropriation by the executive against Coho;

     o a material breach by the executive of the employment agreement or of the fiduciary duty owed to Coho; or

     o conviction of the executive of a felony offense or a crime involving moral turpitude.

     Under each employment agreement, a "Change of Control" of Coho is deemed to have occurred if:

     o there is a sale, lease or other transfer of all or substantially all of the assets of Coho;

     o our shareholders adopt a plan relating to the liquidation or dissolution of Coho;

     o any person or group of persons acting in concert becomes the beneficial owner of more than 50 percent of the voting power of our securities generally entitled to vote in the election of directors, with certain exceptions; or

     o there occurs a merger or consolidation of Coho unless, after the transaction, all of those persons who were the beneficial owners of our common stock before the transaction beneficially own 50 percent or more of the total voting power of all securities generally entitled to vote in the election of directors, managers or trustees of the surviving entity.

     We had employment agreements with each of Jeffrey Clarke and Anne Marie O'Gorman. Additionally, we had severance agreements with Larry L. Keller and Susan J. McAden. Each of the above is a former officer of Coho, and Mr. Clarke is also a former director. We rejected each of these agreements under our plan of reorganization, and each of the above filed proofs of claim in our bankruptcy case. We negotiated settlement agreements with each of Messrs. Clarke and Keller and Ms. O'Gorman and Ms. McAden, which agreements are described below.

     On April 3, 2000, we entered into an executive employment severance agreement with Jeffrey Clarke, our former president and chief executive officer. The purpose of this agreement was to compromise and settle any claims Mr. Clarke may have had under his prior employment agreement and to secure Mr. Clarke's assistance in the lawsuit we filed against Hicks Muse. In addition, Mr. Clarke agreed to serve as a consultant to us for up to two days per week through June 30, 2000. Under the compromise and settlement agreement, Mr. Clarke received a total of $875,000 as a cash settlement, $412,500 of which was paid in April 2000 and $462,500 of which was paid in January 2001.

     In addition, under the agreement, Mr. Clarke is entitled to the following non-cash benefits:

     o payment of two years of medical insurance, life insurance and disability insurance;

     o release of any claims we may have in connection with the non-interest bearing sole recourse loan made to Mr. Clarke in October 1997 to assist him in the exercise of expiring options;

     o forbearance of the interest-free loan from us to Mr. Clarke in the amount of $205,000 used to purchase a house, in exchange for Mr. Clarke's assistance in the Hicks Muse lawsuit, which loan will be forgiven on the date the Hicks Muse lawsuit is settled or otherwise concluded;

     o a three-year directors' and officers' insurance policy covering actions prior to the effective date of our plan of reorganization; and

     o our agreement not to assign any claims we may have against Mr. Clarke, if any.

     On April 13, 2000, we entered into an agreement with Anne Marie O'Gorman, our former Senior Vice President-Corporate Development and Corporate Secretary, to compromise and settle her claims under her employment agreement, which was rejected under our plan of reorganization. Under the compromise and settlement agreement, Ms. O'Gorman received $175,000 as a cash settlement, $131,250 of which was paid in 2000 and $43,750 of which was paid in January 2001. Ms. O'Gorman also received a severance payment of $162,025 upon termination in August 2000.

     In addition, under the agreement, Ms. O'Gorman was released from any claims we may have had in connection with the non-interest bearing sole recourse loan made to Ms. O'Gorman in October 1997 to assist her in the exercise of expiring options. Further, Ms. O'Gorman is entitled to the payment of medical and dental coverage through August 2001.

     Also on April 13, 2000, we entered into agreements with Larry L. Keller, our former Vice President, Mid-Continent Division, and Susan J. McAden, related to her former position as our Vice President and Controller, to compromise and settle their claims under their previous severance agreements, which were rejected under our plan of reorganization. Under the compromise and settlement agreements, Mr. Keller received a $163,000 cash settlement, $122,250 of which was paid in 2000 and $40,750 of which was paid in January 2001 and Ms. McAden received a $110,000 cash settlement, $82,500 of which was paid in 2000 and $27,500 of which was paid in January 2001.

     In addition, under the agreement, Mr. Keller was released from any claims we may have had in connection with the non-interest bearing sole recourse loan made to Mr. Keller in October 1997 to assist him in the exercise of expiring options.

     We have entered into an executive stay agreement with Ms. McAden which is designed to encourage her to continue to carry out her duties with us in the event we have a change in control. If she, subsequent to a change of control, continues to be employed by us for a period of greater than 180 days or if her employment is terminated for other than cause, this stay agreement generally provides for a payment in an amount equal to her annual salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     At December 31, 2000 the members of our compensation committee were Michael
E. Salvati, Ronald M. Goldstein and Michael Y. McGovern. Mr. McGovern has also served as our president and chief executive officer since April 1, 2000. No other member of our compensation committee was an officer or employee of Coho at any time during 2000.

     During 2000, no executive officer of Coho served as:

     o a member of the compensation committee or other board committee performing equivalent functions (or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the compensation committee of our board of directors;

     o director of another entity, one of whose executive officers served on the compensation committee of our board of directors; or

     o a member of the compensation committee or other board committee performing equivalent functions (or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of Coho.

COMPENSATION OF DIRECTORS

     Directors who are not our employees receive an annual retainer of $15,000 plus a fee of $1,000 for each meeting of our board of directors or meeting of a committee of our board of directors attended in person. Additionally, members of the Audit, Compensation and Executive Committees will receive an annual fee of $2,000, with the exception of the chairman of each Committee, who will receive an annual chairman fee of $3,500. All directors are reimbursed for expenses incurred in attending meetings of our board of directors or meetings of committees of our board of directors. Our employees who are also directors do not receive a retainer or fees for attending meetings of our board of directors or meetings of committees of our board of directors.

     On April 1, 2000, we entered into an agreement with Pirinate Consulting Group, LLC with respect to monthly financial advisory services to be performed by Eugene I. Davis for us for a monthly retainer of $15,000. Mr. Davis is Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC and is currently one of our directors.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     On August 17, 2000, we adopted a non-employee director stock option plan for our current non-employee directors. On August 17, 2000, each non-employee director received options to purchase 10,000 shares of our common stock at a price per share equal to the closing sale price of our common stock on August 17, 2000. In addition, on August 1 each year thereafter the directors are each entitled to receive options to purchase an additional 5,000 shares of our common stock at the closing sale price on the date of grant.

     Options granted under the non-employee director stock option plan are fully exercisable on the date of grant and must be exercised within five years from the date of grant. The options terminate on the earlier of the date of the expiration of the option or one year after the date the optionee ceases to serve as a director of Coho.

REPORT OF THE COMPENSATION COMMITTEE WITH RESPECT TO COMPENSATION OF EXECUTIVE OFFICERS

To the Board of Directors
Coho Energy, Inc.

Objectives

     The objective of the Compensation Committee is to develop compensation policies which will provide incentives to key executives to develop and carry out Coho's business strategy that will result in the maximization of return to the shareholders. More specifically, the Compensation Committee's objectives are to develop compensation policies which will:

     o    allow Coho to attract and retain qualified individuals;

     o    encourage achievement of Coho's short term and long term goals; and

     o align executive remuneration with the interest of shareholders by linking a significant portion of executive compensation to the appreciation of the share price of the common stock.

     The Compensation Committee's philosophy toward executive compensation is to provide a combination of base level cash compensation and annual incentives, as well as providing longer term awards through a stock option plan. Executives are also permitted to participate in a health benefits insurance program and a 401
(k) plan, each of which is available to all employees of Coho.

Base Compensation

     The minimum cash compensation levels set forth in the employment agreements for Messrs. McGovern, Ruley and Pittman were based on such factors as the executives' levels of responsibility, prior experience, breadth of knowledge and compensation paid to similarly situated executives employed by oil and gas companies with capitalizations similar to Coho and with experience in directing a company emerging from a bankruptcy reorganization. The Compensation Committee's review and analysis of these matters was subjective in nature, with no particular weight being placed on any specific factors.

Annual Incentives

     Although the employment agreements for Messrs. McGovern, Ruley and Pittman entitle them to participate in bonus and incentive compensation programs, no such programs have been implemented yet.

Long Term Incentives

     Longer term incentives in the form of stock options to executives are designed to enhance long term growth in shareholder value. The committee believes that linking a portion of executive compensation to future shareholder value will encourage long term performance and growth of Coho.

     Messrs. McGovern, Pittman and Ruley were granted options under their employment agreements in 2000 for the purchase of a total of 560,825, 186,942 and 233,677 shares of our common stock, respectively. These option grants provide for a two year vesting period with 25% of them vesting on each of October 1, 2000, April 1, 2001, October 1, 2001 and April 1, 2002. The exercise price for half of the options was set at $5.98 per share (the average closing price for the 70 days following March 31, 2000) and the exercise price for the remaining half was set at $10.40 per share (the share price set forth in Coho's plan of reorganization).

                                                     Respectfully submitted,


                                                     COMPENSATION COMMITTEE
                                                     Michael E. Salvati
                                                     Ronald M. Goldstein
                                                     Michael Y. McGovern

PERFORMANCE GRAPH

     The following graph compares, as of December 31 for each of the dates indicated, the percentage change in cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Index and the Standard Industrial Code Index for Crude Oil and Natural Gas Producers. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 1995 and that all dividends paid by those companies included in the indices were reinvested.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                  AMONG COHO ENERGY, INC., THE S & P 500 INDEX
                                AND A PEER GROUP


                              [PERFORMANCE GRAPH]

Measurement Period                        Coho Energy,    Industry       Broad
(Fiscal Year Covered)                         Inc.         Index         Market
1995                                         100.00        100.00        100.00
1996                                         146.15        125.44        122.96
1997                                         187.18        125.02        163.98
1998                                          57.64         97.71        210.84
1999                                           8.97        121.54        255.22
2000                                           1.67        196.76        231.98

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to persons or entities who, to our knowledge based on information received from those persons or entities, were the beneficial owners of more than 5% of the outstanding shares of common stock as of April 20, 2001. Unless otherwise specified, these persons have sole voting power and sole dispositive power with respect to all shares attributable to them.


                                                                                     Common Stock
                                                                   -----------------------------------------------
                                                                   Amount and Nature of
Name and Address of Beneficial Owner                               Beneficial Ownership        Percent of Class(1)
------------------------------------                               --------------------        -------------------

PPM America, Inc.(2)                                                       6,721,076                   35.9%
225 West Wacker Drive, Suite 1200
Chicago, Illinois  60606

Appaloosa Management, L.P.(3)                                              5,289,934                   28.3%
26 Main Street
Chatham, New Jersey  07928

Oaktree Capital Management, LLC(4)                                         4,476,979                   23.9%
333 South Grand Avenue, 28th Floor
Los Angeles, California 90071


(1)  Based on 18,714,175 shares issued and outstanding as of April 20, 2001.

(2) Based on information contained in a Schedule 13D filed October 23, 2000 filed with the Commission. PPM America, Inc. has shared voting and dispositive power with respect to 6,721,076 shares of new common stock that are owned by it.

(3) Based on information contained in a Schedule 13D filed August 16, 2000 filed with the Commission. Appaloosa Management, L.P. is a limited partnership and has sole voting and dispositive power with respect to 5,269,934 shares of new common stock that are owned by the partnership. The number of shares shown as beneficially owned includes the 20,000 shares that may be acquired upon the exercise of stock options held by Mr. Bolin and Mr. Goldstein for the benefit of Appaloosa Management, L.P.

(4) Based on information contained in Schedule 13D filed December 29, 2000 with the Commission. Oaktree Capital Management, LLC has sole voting and dispositive power with respect to 4,476,979 shares of Common Stock that are owned by it.

     The following table sets forth information with respect to common stock beneficially owned as of April 20, 2001 by each of our directors, by each executive officer named in the Summary Compensation Table and by all directors and officers as a group. Unless otherwise specified, these persons have sole voting power and sole dispositive power with respect to all shares attributable to him or her.


                                                                     AMOUNT AND NATURE OF
                                                                     BENEFICIAL OWNERSHIP       PERCENT OF CLASS(1)
                                                                     --------------------       -------------------

James E. Bolin (2)...............................................        5,289,934                    28.3%
Eugene I. Davis (3)..............................................           10,000                       *
Ronald M. Goldstein (4)..........................................        5,289,934                    28.3%
John G. Graham (3)...............................................           10,000                       *
Susan J. McAden..................................................               --                      --
Michael Y. McGovern (5)..........................................          293,512                     1.5%
Gary L. Pittman (5)..............................................          100,021                       *
Gerald E. Ruley (5)..............................................          121,457                       *
Michael E. Salvati (3)...........................................           10,000                       *
All directors and executive officers as a group (9 persons)......        5,844,924                    31.2%

*  Less than 1%

(1)  Based on 18,714,175 shares issued and outstanding as of April 20, 2001.

(2) Mr. Bolin, one of our directors, is a vice president and secretary of Appaloosa Partners, Inc. and, as such, may be deemed to beneficially own the 5,269,934 shares owned by Appaloosa Partners, Inc. The number of shares shown as beneficially owned by Mr. Bolin includes the 20,000 shares that may be acquired within 60 days of the date hereof upon the exercise of stock options held by Mr. Bolin and Mr. Goldstein for the benefit of Appaloosa Management L.P.

(3) Includes 10,000 shares that may be required upon exercise of stock options held by each of Mr. Davis, Mr. Graham and Mr. Salvati within 60 days of the date hereof.

(4) Mr. Goldstein, one of our directors, is a vice president and chief financial officer of Appaloosa Partners, Inc. and, as such, may be deemed to beneficially own the shares owned by Appaloosa Partners, Inc. The number of shares shown as beneficially owned by Mr. Goldstein includes the 20,000 shares that may be acquired within 60 days of the date hereof upon the exercise of stock options held by Mr. Goldstein and Mr. Bolin for the benefit of Appaloosa Management L.P.

(5) The numbers of shares shown as beneficially owned by Messrs. McGovern, Pittman and Ruley include shares 280,413, 93,471, and 116,839, respectively, that may be acquired upon exercise of stock options within 60 days of the date hereof. Included in Mr. Ruley's total shares are 1,496 shares which are held by a family trust; Mr. Ruley claims no beneficial interest in these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 31, 2000, and in connection with the consummation of our plan of reorganization, we issued $72 million of senior subordinated notes, of which $65.5 million were issued to three of our major shareholders and their affiliates. In addition, participants purchasing the notes were entitled to a cash origination fee equal to 3 1/2% of the face amount of the notes purchased plus an aggregate of 2,694,841 shares of our common stock. Share information, loan origination fees and notes purchased by our major shareholders are as follows:


                                                                            Loan Origination         Senior Notes
                                                       Common Shares         Fee (in 000's)      Purchased (in 000's)
                                                       -------------         --------------      --------------------
PPM America, Inc. and affiliates..................       1,466,723               $ 1,382               $ 39,500
Appaloosa Management, L.P. and affiliates.........         587,157               $   560               $ 16,000
Oaktree Capital Management, LLC and
  affiliates .....................................         374,283               $   350               $ 10,000


In addition, during April 2000, certain of our officers were entitled, under their employment contracts, to participate in the senior note loans and receive the benefit of the loan origination fee and additional shares of common stock issued by purchasing senior notes at face value from Appaloosa Management, L.P. and PPM America, Inc. and affiliates. Share information, loan origination fees and senior notes purchased from the major shareholders by our officers are as follows:


                                                                            Loan Origination         Senior Notes
                                                      Common Shares          Fee (in 000's)      Purchased (in 000's)
                                                      -------------          --------------      --------------------

Michael Y. McGovern .................................     13,100                 $  12.5                $  350
Gary L. Pittman......................................      6,550                 $   6.0                $  175
Gerald E. Ruley......................................      3,743                 $   3.5                $  100


     The senior subordinated notes, as discussed above, require semiannual interest payments payable in cash or, if required pursuant to the intercreditor arrangement between the standby lenders and the lenders under our bank credit agreement, paid-in-kind. On September 29, 2000, the semiannual interest payment in the aggregate amount of $5,358,000 was paid-in-kind to the holders of the senior subordinated notes, resulting in the issuance of new senior subordinated notes to certain major shareholders and officers as follows:


                                                                      Additional Senior Notes Issued (in 000's)
                                                                      -----------------------------------------
PPM America, Inc. and affiliates.....................                                  $ 2,923
Appaloosa Management, L.P. and affiliates............                                  $ 1,170
Oaktree Capital Management, LLC and
  affiliates ........................................                                  $   657
Michael Y. McGovern .................................                                  $    26
Gary L. Pittman......................................                                  $    13
Gerald E. Ruley......................................                                  $     7

     On April 1, 2000, we entered into an agreement with Pirinate Consulting Group, LLC with respect to monthly financial advisory services to be performed by Eugene I. Davis for us for a monthly retainer of $15,000. Mr. Davis is Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC and is currently one of our directors.

     We have entered into executive stay agreements with certain key employees which are designed to encourage these key employees to continue to carry out their duties with us in the event we have a change in control. If the employee, subsequent to a change in control, continues to be employed by us for a period of greater than 180 days or if the employee's employment is terminated for other than cause, these stay agreements generally provide for a payment in an amount equal to the employee's annual salary. The change of control payments paid to the key employees covered under such severance agreements would aggregate approximately $406,000.

     Pursuant to a registration rights agreement dated March 31, 2000, we have agreed to register all shares of our common stock owned, currently or in the future, by PPM, Appaloosa, Oaktree and Pacholder Associates, Inc. In accordance with the registration rights agreement, we have filed a shelf registration statement which became effective on January 8, 2001 and have agreed to keep the shelf registration statement effective until the earlier of three years from the date of effectiveness or the time when the shares of common stock covered by the registration rights agreement have been sold or may be sold without restriction. We have a limited right to suspend the availability of the shelf registration statement for a valid business purpose for up to two consecutive 30-day periods or to prevent the disclosure of material non-public information.

     Further, holders of at least 10% of all common stock covered by the registration rights agreement may request that we register shares for sale in the manner specified in the request. Each of PPM, Appaloosa, Oaktree and Pacholder is entitled to three demand registrations. However, they may request a registration on Form S-3 and if Form S-3 is available to us, there is no limit on the number of registrations on Form S-3 that we are obligated to effect. We have a limited right to delay the filing of a registration statement pursuant to these demands to prevent the disclosure of material non-public information. In addition, any time we file a registration statement, holders of common stock covered by the registration rights agreement will have the right to request the inclusion of their shares in the registration. The number of shares requested to be registered (except those under the shelf registration statement) may be cut back, on a pro rata basis, by the managing underwriter in a public offering to ensure the successful marketing of a smaller number of shares.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3.   EXHIBITS

       EXHIBIT
       NUMBER                       DESCRIPTION

        23.1        Consent of Arthur Andersen LLP.
        23.2        Consent of Ryder Scott Company, L.P.
        23.3        Consent of Sproule Associates, Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Coho Energy, Inc.

Date: April 30, 2001                   By: /s/ MICHAEL Y. MCGOVERN
                                           -------------------------------------
                                           Michael Y. McGovern
                                           President and Chief Executive Officer

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


                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

/s/     MICHAEL Y. MCGOVERN                            President, Chief Executive         April 30, 2001
---------------------------                               Officer and Director
Michael Y. McGovern

/s/     GARY L. PITTMAN                                Vice President and Chief           April 30, 2001
---------------------------                               Financial Officer
Gary L. Pittman

/s/     SUSAN J. MCADEN                                Controller and Chief               April 30, 2001
---------------------------                               Accounting Officer
Susan J. McAden

/s/     EUGENE I. DAVIS                                Director                           April 30, 2001
---------------------------
Eugene I. Davis

/s/    JOHN G. GRAHAM                                  Director                           April 30, 2001
---------------------------
John G. Graham

/s/     JAMES E. BOLIN                                 Director                           April 30, 2001
---------------------------
James E. Bolin

/s/     RONALD M. GOLDSTEIN                            Director                           April 30, 2001
---------------------------
Ronald M. Goldstein

/s/     MICHAEL E. SALVATI                             Director                           April 30, 2001
---------------------------
Michael E. Salvati

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                       DESCRIPTION
       ------                       -----------
        23.1        Consent of Arthur Andersen LLP.
        23.2        Consent of Ryder Scott Company, L.P.
        23.3        Consent of Sproule Associates, Inc.