Form 10-Q
period 2001-03-31
COHO ENERGY INC
filed 2001-05-15
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to_______.

                         Commission file number 0-22576

                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


                Texas                                      75-2488635
-----------------------------------------           --------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization                         Identification Number)


14785 Preston Road, Suite 860
Dallas, Texas                                                 75240
------------------------------------                        ---------
Address of principal executive offices)                     (Zip Code)

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

                                 Yes X   No
                                    ---    ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at May 11, 2001
  ----------------------------                 ---------------------------
  Common Stock, $.01 par value                         18,714,175

                                     INDEX


                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Report of Independent Public Accounts                                            3

                     Condensed Consolidated Balance Sheets -
                     December 31, 2000 and March 31, 2001 (Unaudited)                                 4

                     Condensed Consolidated Statements of Operations -
                     three months ended March 31, 2000 and 2001 (Unaudited)                           5

                     Condensed Consolidated Statement of Shareholders' Equity -
                     three months ended March 31, 2001 (Unaudited)                                    6

                     Condensed Consolidated Statements of Cash Flows -
                     three months ended March 31, 2000 and 2001 (Unaudited)                           7

                     Notes to Condensed Consolidated Financial Statements                             8

         Item 2.     Management's Discussion and Analysis of Financial
                     Financial Condition and Results of Operations                                    14

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk                       21


PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings                                                                23

         Item 2.     Changes in Securities                                                            23

         Item 3.     Defaults Upon Senior Securities                                                  23

         Item 4.     Submission of Matters to a Vote of Security Holders                              23

         Item 5.     Other Information                                                                23

         Item 6.     Exhibits and Reports on Form 8-K                                                 23

         Signatures                                                                                   25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.:

         We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. (a Texas corporation) and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Coho Energy, Inc. and subsidiaries as of December 31, 2000 (not presented herein) and, in our report dated March 27, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                             ARTHUR ANDERSEN LLP

Dallas, Texas
May 4, 2001

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                   ASSETS
                                                                                 DECEMBER 31       MARCH 31
                                                                                    2000              2001
                                                                                 ---------         ---------
                                                                                                  (UNAUDITED)
Current assets
  Cash and cash equivalents .............................................        $   6,661         $   7,136
  Cash in escrow ........................................................            1,042               977
  Accounts receivable ...................................................           11,517            11,583
  Accrued unrealized gains on derivatives ...............................               --               698
  Other current assets ..................................................              483               290
                                                                                 ---------         ---------
                                                                                    19,703            20,684

Property and equipment, at cost net of accumulated depletion and
  depreciation, based on full cost accounting method ....................          317,667           327,762
Other assets ............................................................           29,421            28,211
                                                                                 ---------         ---------

                                                                                 $ 366,791         $ 376,657
                                                                                 ---------         ---------

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable, principally trade ...................................        $   5,343         $   5,291
  Accrued liabilities and other payables ................................            9,773             8,687
  Accrued reorganization costs ..........................................            2,120               312
  Accrued unrealized losses on derivatives ..............................               --             8,306
  Accrued interest ......................................................            4,078             4,117
  Current portion of long term debt .....................................            1,036             1,568
                                                                                 ---------         ---------
                                                                                    22,350            28,281

Long term debt, excluding current portion ...............................          282,412           266,234

Long term accrued derivative liabilities ................................               --            20,724

Commitments and contingencies ...........................................              520               520

Shareholders' equity
  Preferred stock, par value $0.01 per share
    Authorized 10,000,000 shares, none issued ...........................               --                --
  Common stock, par value $0.01 per share
    Authorized 50,000,000 shares
    Issued and outstanding 18,714,175 shares ............................              187               187
  Additional paid-in capital ............................................          324,070           324,173
  Other comprehensive income (loss) .....................................               --            (7,007)
  Retained deficit ......................................................         (262,748)         (256,455)
                                                                                 ---------         ---------
       Total shareholders' equity .......................................           61,509            60,898
                                                                                 ---------         ---------

                                                                                 $ 366,791         $ 376,657
                                                                                 =========         =========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                            -------------------------
                                                                                              2000             2001
                                                                                            --------         --------
Operating revenues
  Net crude oil and natural gas production .........................................        $ 22,646         $ 20,611
                                                                                            --------         --------
Operating expenses
  Crude oil and natural gas production .............................................           5,460            5,890
  Taxes on oil and gas production ..................................................           1,272            1,444
  General and administrative .......................................................           2,163            1,323
  Loss on derivatives ..............................................................              --              280
  Allowance for bad debt ...........................................................             765               --
  Depletion and depreciation .......................................................           3,626            4,115
                                                                                            --------         --------
       Total operating expenses ....................................................          13,286           13,052
                                                                                            --------         --------

Operating income ...................................................................           9,360            7,559
                                                                                            --------         --------
Other income and expenses
  Interest and other income ........................................................               3               72
  Interest expense .................................................................          (8,064)          (9,378)
  Loss on standby loan embedded derivative .........................................              --           (2,340)
                                                                                            --------         --------
                                                                                              (8,061)         (11,646)
                                                                                            --------         --------
Income (loss) from operations before reorganization costs, income taxes, accumulated effect of an accounting change
  and extraordinary item ...........................................................           1,299           (4,087)

Reorganization costs ...............................................................         (11,500)           1,200
                                                                                            --------         --------

Loss before income taxes, accumulated effect of an
  accounting change and extraordinary item .........................................         (10,201)          (2,887)

Income tax expense (benefit) .......................................................              --               --
                                                                                            --------         --------

Loss before accumulated effect of an accounting change
  and extraordinary item ...........................................................         (10,201)          (2,887)

Accumulated effect of an accounting change .........................................              --            9,180

Extraordinary item - loss on extinguishment of indebtedness ........................          (4,428)              --
                                                                                            --------         --------

Net (loss) income ..................................................................        $(14,629)        $  6,293
                                                                                            ========         ========

Other comprehensive income (loss) ..................................................        $     --         $ (7,007)

Basic and diluted income (loss) per common share
Loss before extraordinary item and accumulated effect of an
  accounting change ................................................................        $ (12.17)        $   (.15)
  Net (loss) income ................................................................        $ (17.45)        $    .34


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                         NUMBER OF
                                          COMMON                  ADDITIONAL      OTHER            RETAINED
                                          SHARES       COMMON      PAID-IN     COMPREHENSIVE       EARNINGS
                                        OUTSTANDING    STOCK       CAPITAL     INCOME (LOSS)       (DEFICIT)       TOTAL
                                        ----------   ----------   ----------   -------------       ----------    ----------
Balance at December 31, 2000 ........   18,714,175   $      187   $  324,070     $       --        $ (262,748)   $   61,509
  Stock option compensation .........           --           --          103             --                --           103
  Net income (loss) .................           --           --           --             --             6,293         6,293
  Change in fair market value of
     hedging derivatives ............           --           --           --         (1,180)               --        (1,180)
  Accumulated effect of an
     accounting change ..............           --           --           --         (5,827)               --        (5,827)
                                        ----------   ----------   ----------     ----------        ----------    ----------
Balance at March 31, 2001 ...........   18,714,175   $      187   $  324,173     $   (7,007)       $ (256,455)   $   60,898
                                        ==========   ==========   ==========     ==========        ==========    ==========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                    ----------------------
                                                                                       2000         2001
                                                                                    ---------    ---------
Cash flows from operating activities
  Net income (loss) .............................................................   $ (14,629)   $   6,293
  Adjustments to reconcile net loss to net cash (used) provided by operating activities:
      Depletion and depreciation ................................................       3,626        4,115
      Extraordinary item - loss on extinguishment of debt .......................       4,428           --
      Standby loan interest .....................................................          --        3,249
      Loss on standby loan embedded derivative ..................................          --        2,340
      Accumulated effect of an accounting change ................................          --       (9,180)
      Amortization of debt issuance costs and other .............................       1,987          805
Changes in operating assets and liabilities:
      Accounts receivable and other assets ......................................        (864)         137
      Accounts payable and accrued liabilities ..................................      (6,293)      (3,683)
                                                                                    ---------    ---------

Net cash (used) provided by operating activities ................................     (11,745)       4,076
                                                                                    ---------    ---------

Cash flows from investing activities
      Property and equipment ....................................................      (2,190)     (14,276)
      Changes in accounts payable and accrued liabilities related to
       exploration and development ..............................................         102          675
                                                                                    ---------    ---------

Net cash used in investing activities ...........................................      (2,088)     (13,601)
                                                                                    ---------    ---------

Cash flows from financing activities
      Increase in long term debt ................................................     245,000       10,000
      Repayment of long term debt ...............................................    (239,600)          --
      Debt issuance costs .......................................................      (6,199)          --
      Debt extinguishment costs .................................................      (2,126)          --
                                                                                    ---------    ---------

Net cash (used) provided by financing activities ................................      (2,925)      10,000
                                                                                    ---------    ---------
Net increase (decrease) in cash and cash equivalents ............................     (16,758)         475
Cash and cash equivalents at beginning of period ................................      18,805        6,661
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $   2,047    $   7,136
                                                                                    =========    =========

Cash paid (received) during the period for:
      Interest ..................................................................   $   5,265    $   4,517
      Income taxes ..............................................................   $      --    $      --
      Reorganization costs (includes prepayments) ...............................   $     247    $   2,297
      Reorganization receipts (interest income) .................................   $    (260)   $      --


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

General

         The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") and subsidiaries have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals other than adjustments related to the Company's plan of reorganization and adjustments to record the accumulated effect of an accounting change, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         On August 23, 1999, the Company and certain wholly-owned subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 31, 2000, the Company emerged from bankruptcy. The reorganized value of the Company's assets exceeded the total of all postpetition liabilities and allowed claims; therefore, the Company did not qualify for fresh-start accounting. See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion on the Company's bankruptcy proceedings and reorganization.

Accounts Receivable

         The Company performs ongoing reviews with respect to accounts receivable and maintains an allowance for doubtful accounts receivable ($675,000 and $560,000 at December 31, 2000 and March 31, 2001, respectively) based on expected collectibility.

Other Assets

         Other assets at December 31, 2000 and March 31, 2001 include unamortized debt issuance costs related to the Company's senior subordinated notes due 2007, also referred to as the standby loan, and new credit facility of $24.1 million and $5.2 million and $23.2 million and $4.6 million, respectively. These costs are amortized using the straight line method over the terms of the related financing. In addition, other assets at March 31, 2001 include accrued unrealized long term gains of $312,000 on the Company's cash flow hedge arrangements.

Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Pursuant to APB No. 25, no compensation expense is recognized for stock option awards when the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date. On April 1, 2000, the Company awarded approximately 491,000 stock options with an exercise price less than the market price on the measurement date by $1.68 per share. Compensation costs are being amortized using the straight line method over the two-year vesting period of the stock options. The Company has recognized $103,000 of compensation expense related to such stock options at March 31, 2001.

Hedging Activities and Other Derivative Instruments

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Statement required the Company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability based on fair

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)

value on January 1, 2001. The accumulated effect of this accounting change resulted in an increase in net income of $9,180,000 and a decrease in other comprehensive income of $5,827,000 during the three months ended March 31, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges will be recognized in other comprehensive income until the hedged item is recognized in earnings, at which time changes in fair value previously recognized in other comprehensive income will be reclassified to earnings. Subsequent changes in fair value for the ineffective portion of derivatives qualifying as hedges and for derivatives that are not hedges must be adjusted to fair value through earnings.

         The Company has entered into certain arrangements that fix a minimum and maximum price range for a portion of its future crude oil and natural gas production. These hedge arrangements qualify as cash flow hedges under SFAS No.
133. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion on the Company's hedge arrangements.

         The Company has entered into a note in connection with the standby loan agreement and certain lease agreements which contain provisions for payments based on crude oil and natural gas prices. These agreements are considered to include embedded derivatives under SFAS No. 133. See note 4 for additional discussion on agreements containing embedded derivatives.

2. PROPERTY AND EQUIPMENT

                                                                           December 31,    March 31,
                                                                              2000           2001
                                                                            ---------      ---------
Crude oil and natural gas leases and rights including exploration,
  development and equipment thereon, at cost ..........................     $ 709,118      $ 723,328
Accumulated depletion and depreciation ................................      (391,451)      (395,566)
                                                                            ---------      ---------

                                                                            $ 317,667      $ 327,762
                                                                            =========      =========


         All overhead expenditures incurred during the first quarter of 2000 were charged to general and administrative expense. Subsequent to the first quarter of 2000, the Company increased development work, therefore related overhead and expenditures of $240,000 have been capitalized for the first quarter of 2001.

         During the three months ended March 31, 2000 and 2001, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

         Unproved crude oil and natural gas properties totaling $30,603,000 and $30,764,000 at December 31, 2000 and March 31, 2001, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion within the next five years.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)



3. LONG-TERM DEBT

                                                              December 31,    March 31,
                                                                 2000           2001
                                                               ---------      ---------
Credit facility ..........................................     $ 180,000      $ 190,000
Standby loan (senior subordinated notes due 2007).........        77,358         83,192
Standby loan embedded derivative .........................        15,163             --
Standby loan interest to be paid-in-kind .................         4,732             35
Promissory notes .........................................         5,195          3,872
Other ....................................................         1,000          1,000
                                                               ---------      ---------
                                                                 283,448        278,099
Unamortized original issue discount on standby loan ......            --        (10,297)
Current maturities of long-term debt .....................        (1,036)        (1,568)
                                                               ---------      ---------

                                                               $ 282,412      $ 266,234
                                                               =========      =========

Credit Facility

         The senior revolving credit facility was obtained from a syndicate of lenders led by The Chase Manhattan Bank, as agent for the lenders, and has a maximum principal amount of $250 million. The credit facility limits permitted advances to the amount of the borrowing base, which is subject to semiannual borrowing base redeterminations each April 1 and October 1, based on the Company's reserve reports, and will be made at the sole discretion of the lenders. The April 1, 2001 redetermination resulted in a decrease in the Company's borrowing base from $205 million to $195 million. At March 31, 2001, $190 million in advances were outstanding under the revolving credit facility. Subsequent to March 31, 2001, an additional $2.5 million has been advanced under the revolving credit facility resulting in outstanding advances of $192.5 million at May 14, 2001.

         The credit agreement contains financial and other covenants including:

o maintenance of required ratios of cash flow to interest expense paid or payable in cash (2.25 to 1 for the average of the last four consecutive quarters most recently ended March 31, 2001, gradually increasing to 3 to 1 for quarters ending after January 1, 2002), senior debt to cash flow required (not to exceed 4.5 to 1 for the average of the last four consecutive quarters ended March 31, 2001, gradually decreasing to 3.5 to 1 for any quarter ending after January 1, 2002), and current assets (including unused borrowing base) to current liabilities required (throughout the term of the credit agreement, to be 1 to 1 as of the end of each quarter);

o        restrictions on the payment of dividends; and

o limitations on the incurrence of additional indebtedness, the creation of liens and the incurrence of capital expenditures.

The credit agreement covenants exclude non-cash transactions resulting from the adoption and accounting treatment under SFAS No. 133.

Standby Loan

         On March 31, 2000, the Company issued, mainly to its majority shareholders, an aggregate principal amount of $72 million in senior subordinated notes due March 31, 2007. These senior subordinated notes, herein referred to as the "standby loan", bear interest at a minimum annual rate of 15% plus additional interest, after March 31, 2001, in an amount equal to 1/2% for every $0.25 that the "actual price" for the Company's crude oil and natural gas production exceeds $15 per barrel of oil equivalent up to a maximum of

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


10% additional interest per year. Any time the average realized price exceeds $20 per barrel of oil equivalent, the Company will have to pay the 10% maximum additional interest. See the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a complete description of the additional interest calculations.

         The senior subordinated notes require semiannual interest payments which are required to be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement unless we meet specified financial tests. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. The standby loan semiannual interest payments of $5.8 million were paid-in-kind when due on March 30, 2001 and have been reflected as an increase in long term debt and long term accrued derivative liabilities of $4.4 million and $1.4 million, respectively.

         The Company adopted SFAS No. 133 effective January 1, 2001. This statement required the Company to record the fair value of the additional semiannual interest feature, which is considered an embedded derivative, in long term accrued derivative liabilities (see note 4). Accordingly, a debt discount has been recorded related to the standby loans reflecting the fair value of the embedded derivatives at the date the original notes were issued. The debt discount is amortized into interest expense using the straight line method over the term of the related notes.

Promissory Notes

         Claims for tax, penalty and interest were filed against the Company by the State of Louisiana and the State of Mississippi. The Company has settled claims with both taxing authorities resulting in a decrease of approximately $1.2 million in liabilities during the first quarter of 2001. Five-year, interest-bearing promissory notes were issued for settlement of these priority tax claims, of which $3.3 million is included in long term debt and $568,000 is included in current portion of long term debt.

Other

         The Company has settled the claims of Chevron Corp. and Chevron USA for indemnification of any environmental liabilities in the Brookhaven field. The terms of this settlement require the Company to fund $2.5 million over a two year period to partially finance the implementation of a remediation plan. The Company paid $1.0 million in June 2000, $500,000 on January 1, 2001 and the remaining $1.0 million, due on January 1, 2002, is included in current liabilities.

4. LONG TERM ACCRUED DERIVATIVE LIABILITIES

         The standby loan agreement (see note 3) contains an additional semiannual interest feature which is calculated based on the actual price the Company receives for its oil and gas production. The additional interest feature of the standby loan agreement is considered an embedded derivative under SFAS No. 133. The fair value of the embedded derivative is recorded on the balance sheet in the amount of $20.4 million at March 31, 2001.

         Certain leases in Laurel, Mississippi contain provisions for a portion of the lease payments to be based on the price of crude oil. These provisions are considered embedded derivatives under SFAS No. 133 and are recorded at their fair value of $403,000, with $79,000 recorded in current liabilities and $324,000 in long term accrued derivative liabilities, at March 31, 2001.

5. EARNINGS PER SHARE

         Earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the three months ended March 31, 2000 and 2001 of 838,484 and 18,714,175, respectively. Diluted EPS have been calculated based on the weighted average number of shares outstanding (including common shares plus common stock equivalents consisting of stock options and warrants when their effect is dilutive) for the three months

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


ended March 31, 2000 and 2001 of 838,484 and 18,714,175, respectively. In 2000, conversion of stock options and warrants would have been antidilutive and, therefore, was not considered in diluted EPS.

6. RELATED PARTY TRANSACTIONS

         On March 31, 2000, the Company issued $72 million of senior subordinated notes (see note 3), of which $65.5 million are held by the Company's major shareholders and their affiliates and certain officers. The senior subordinated notes require semiannual interest payments payable in cash or, if required pursuant to the intercreditor arrangement between the standby lenders and the lenders under the credit agreement, paid-in-kind (see note 3). On March 30, 2001, the semiannual interest payment of $5,834,000 was paid-in-kind to the holders of the senior subordinated notes, resulting in the issuance of new senior subordinated notes to certain major shareholders and officers as follows:

                                                       Senior Notes Issued (in 000's)
                                                       ------------------------------
PPM America, Inc. and affiliates .................                $3,176
Appaloosa Management, L.P. and affiliates ........                $1,178
Oaktree Capital Management, LLC and
  affiliates .....................................                $  712
Michael Y. McGovern ..............................                $   28
Gary L. Pittman ..................................                $   14
Gerald E. Ruley ..................................                $    8


7. COMMITMENTS AND CONTINGENCIES

         Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. At March 31, 2001, the Company has accrued approximately $584,000 related to such costs, of which $64,000 is included in current liabilities and $520,000 is included in contingent liabilities. At this time, the Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position.

         On May 27, 1999, the Company filed a lawsuit against five affiliates of Hicks, Muse, Tate & Furst. The lawsuit alleges (1) breach of the written contract terminated by HM4 Coho L.P. ("HM4"), a limited partnership formed by Hicks Muse on behalf of the Hicks, Muse, Tate & Furst Equity Fund IV, in December 1998, (2) breach of the oral agreements reached with HM4 on the restructured transaction in February 1999 and (3) promissory estoppel. In the lawsuit, the Company seeks monetary damages of approximately $250 million. Discovery is substantially complete and both sides have filed motions for summary judgement, which were heard January 2001. The court has denied the Company's motion for summary judgement, and has granted, in part, and denied, in part, Hicks, Muse's motion. Based on these orders, it appears that the Company will be able to go to trial on a claim for breach of contract seeking actual damages of up to $250 million. The Company believes that the lawsuit has merit and that the actions of HM4 in December 1998 and February 1999 were the primary cause of the Company's liquidity crisis; however, there can be no assurance as to the outcome of this litigation.

         During 2001, the Company became involved in a matter in connection with the lawsuit filed by the Company against Hicks Muse. This matter is under seal by order of the United States Bankruptcy Court (the "Bankruptcy Court"). The matter involves a termination issue and the plaintiff claims damages that are based on a percentage of the ultimate amount recovered, if any, in the lawsuit against Hicks Muse. These percentages would be calculated on a graduated scale decreasing from 30% to 10% as the amount recovered increases. Alternatively, the plaintiff claims damages on the basis of lost time. However, the Company does not believe that either of these methods represents an appropriate measure of damages. At the order of the Bankruptcy Court, the matter is currently being arbitrated. The Company believes that the claim is without merit. Upon conclusion of the arbitration, it is currently anticipated that the arbitration panel's sealed findings will be forwarded to the Bankruptcy Court for further proceedings.

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

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


believes the lawsuit is without merit and does not expect the outcome of the lawsuit to have a material adverse effect on the Company's financial position or results of operations.

8. TUNISIAN OPERATIONS

         The Company decided to discontinue its participation in the exploration of two Tunisia, North Africa permits due to capital commitments during 2001 exceeding $7 million net to its interest. The two subsidiaries that own these permits filed for protection under Chapter 11 of the United States Bankruptcy Code on February 20, 2001. The Company has been trying to negotiate the sales of its interests in the permits and to reach settlements with respect to its obligations under the permits. Although negotiations are not yet completed, the Company believes it will be successful in selling its interest in the Anaguid permit to a third party or parties for some cash proceeds and the assumption of its obligations under the permit. The anticipated cash proceeds from this sale are not expected to exceed amounts expended by the Company to pay obligations under the permit during the period that the Company was marketing the permit for sale from March 31, 2000 through February 20, 2001. The Company does not believe it will be able to generate any sales proceeds from the sale of the other permit but is trying to negotiate a sale for the assumption of obligations under the permit. The Company has not recorded the liabilities subject to compromise for these subsidiaries in its consolidated balance sheet as of March 31, 2001 because these liabilities are solely obligations of the bankrupt subsidiaries and furthermore, substantially all of the obligations of these subsidiaries will be assumed under the anticipated sales agreements.

         The Chapter 11 filing included Coho Anaguid, Inc. and Coho International Limited. The following information summarizes the combined results of operations for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.

                                                                                Three Months Ended
                                                                                  March 31, 2001
                                                                                ------------------
Current assets .................................................................     $     43
                                                                                     --------
  Total assets .................................................................     $     43
                                                                                     ========

Current liabilities ............................................................     $      7
Accounts payable to affiliates .................................................       10,278
Shareholder's equity ...........................................................      (10,242)
                                                                                     --------
                                                                                     $     43
                                                                                     ========

Operating expenses .............................................................     $     25
Net loss .......................................................................     $     25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of this information with respect to our plans and strategy for our business contains forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their perception of expected future developments and other factors they believe are appropriate. Such statements are not guarantees of future performance and actual results may differ materially from those projected in the forward - looking statements.

GENERAL

         We have a high level of indebtedness after the reorganization. Our total consolidated indebtedness as of March 31, 2001 was $315.2 million and the ratio of total consolidated indebtedness to total capitalization was 84%. Due to our high level of indebtedness, our new management team developed an operating plan for 2001 that focuses on capital projects that we believe will generate increases in production and cash flow from operations. Management believes that forecasted operating revenues, assuming conservative growth in production and conservative commodity prices as compared to current commodity prices, and availability under the credit facility will be sufficient to fund forecasted expenditures through the end of the year 2001. Interest owed under our senior subordinated notes due 2007, also referred to as the standby loan, is currently required to be "paid-in-kind" by increasing the amount of principal outstanding through the issuance of additional standby loan notes.

         We have entered into an agreement with JPMorgan, a division of Chase Securities, to act as our financial advisor in evaluating various strategic opportunities for us, which may include strategic transactions involving the sale of all or a part of our company. There is no assurance that this evaluation will result in a strategic transaction for our company.

         Our only operating revenues are crude oil and natural gas sales with crude oil representing approximately 90% of production revenues and natural gas sales representing approximately 10% of production revenues during the three months ended March 31, 2001, compared to 94% from crude oil sales and 6% from natural gas sales during the same period in 2000.

         Our crude oil and natural gas production increased in the first three months of 2001 due to overall production increases on our operated properties as discussed below under "Results of Operations - Operating Revenues." Average net daily barrel of oil equivalent ("BOE") production was 10,647 BOE for the three months ended March 31, 2001 as compared to 10,421 BOE for the same period in 2000. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

         On August 23, 1999, we and our wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company, filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code. We then filed a plan of reorganization that was confirmed by the bankruptcy court on March 20, 2000. On March 31, 2000, the plan of reorganization was consummated and we emerged from bankruptcy. On February 20, 2001, two of our subsidiaries holding exploration permits in Tunisia, North Africa, filed for protection under the Bankruptcy Code following our decision to discontinue participation in these exploration activities. See "Liquidity and Capital Resources -- Tunisian Operations."

LIQUIDITY AND CAPITAL RESOURCES

         Capital Sources. For the three months ended March 31, 2001, cash flow provided by operating activities was $4.1 million compared with cash flow used by operating activities of $11.7 million for the same period in 2000. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, decreased $1.8 million from $13.8 million in the first three months of 2000 to $12.0 million in the first three months of 2001, primarily due to:

         o realized crude oil price decreases of 16% between such comparable periods primarily due to crude oil hedging losses of $2.4 million during the first quarter of 2001;

         o        increases in production expenses; and

         o        increases in severance taxes.

These decreases were partially offset by:

         o        increases in crude oil production;

         o        increases in the price received for natural gas; and

         o        decreases in general and administrative expenses.

Cash flow used by operating activities also included $10.4 million in reorganization costs in the first three months of 2000 and $8.0 million in interest expense on our old bank group loan in the first three months of 2000 as compared to $4.6 million in interest expense on our new credit facility for the first three months of 2001. Changes in operating assets and liabilities resulted in $3.5 million of cash used for operating activities for the three months ended March 31, 2001, compared to $7.2 million of cash used for operating activities for the same period in 2000. See "Results of Operations" for a discussion of operating results.

         We had a working capital deficit of $7.6 million at March 31, 2001 compared to a working capital deficit of $2.6 million at December 31, 2000. The decrease in working capital is primarily due to an increase in current liabilities from $22.4 million at December 31, 2000 to $28.3 million at March 31, 2001 due to several factors including:

         o an increase of $8.3 million in accrued derivatives due to the adoption of SFAS. No. 133;

         o an increase of $500,000 in current environmental liabilities related to the bankruptcy claims;

         o        a decrease of $1.8 million in accrued reorganization costs;

         o a decrease of $532,000 in current long-term debt related to the priority tax claims;

         o        a decrease of $278,000 in accrued franchise costs; and

         o a decrease of $345,000 in accrued liabilities related to hedging losses.


         The senior revolving credit facility was obtained from a syndicate of lenders led by The Chase Manhattan Bank, as agent for the lenders, and has a principal amount of up to $250 million. The credit facility limits advances to the amount of the borrowing base, which is subject to semiannual borrowing base redeterminations each April 1 and October 1, based on the Company's reserve reports. The April 1, 2001 redetermination resulted in a decrease in our borrowing base from $205 million to $195 million. At March 31, 2001, $190 million in advances were outstanding under the revolving credit facility. Subsequent to March 31, 2001, an additional $2.5 million has been advanced under the revolving credit facility resulting in outstanding advances of $192.5 million at May 14, 2001.

         The credit agreement contains financial and other covenants including:

         o maintenance of required ratios of cash flow to interest expense paid or payable in cash (2.25 to 1 for the average of the last four consecutive quarters most recently ended March 31, 2001, gradually increasing to 3 to 1 for quarters ending after January 1, 2002), senior debt to cash flow required (not to exceed 4.5 to 1 for the average of the last four consecutive quarters ended March 31, 2001, gradually decreasing to 3.5 to 1 for any quarter ending after January 1,
                  2002), and current assets (including unused borrowing base) to current liabilities required (throughout the term of the credit agreement, to be 1 to 1 as of the end of each quarter);

         o        restrictions on the payment of dividends; and

         o limitations on the incurrence of additional indebtedness, the creation of liens and the incurrence of capital expenditures.

The credit agreement covenants exclude non-cash transactions resulting from the adoption and accounting treatment of SFAS No. 133. We believe that we are currently in compliance with all covenants under the credit facility.

         On March 31, 2000, we issued, mainly to our majority shareholders, an aggregate principal amount of $72 million in senior subordinated notes, due March 31, 2007. These senior subordinated notes, herein referred to as the "standby loan", bear interest at a minimum annual rate of 15% plus additional interest, after March 31, 2001, in an amount equal to 1/2% for every $0.25 that the "actual price" for our crude oil and natural gas production exceeds $15 per barrel of oil equivalent up to a maximum of 10% additional interest per year. Any time the average realized price exceeds $20 per barrel of oil equivalent, we will have to pay the 10% maximum additional interest. See the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 for a complete description of these additional interest calculations.

         The semiannual interest payments under the standby loan are required to be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement unless we meet specified financial tests. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. The semiannual standby loan interest payments in the amount of $5.8 million, due on March 30, 2001 were paid-in-kind and have been reflected as an increase in long term debt and long term accrued derivative liabilities of $4.4 million and $1.4 million, respectively. We anticipate our scheduled September 30, 2001 interest payment will be paid-in-kind which will result in an increase in the aggregate principal amount of the senior subordinated notes to an estimated $93.6 million based on March 31, 2001 future crude oil and natural gas price curves.

         Capital Expenditures. During the first three months of 2001, we incurred capital expenditures of $14.3 million compared with $2.2 million for the first three months of 2000. The expenditures incurred during the first three months of 2001 were largely in connection with development efforts, including recompletions, workovers and waterfloods on existing wells throughout the Oklahoma and Mississippi fields. In addition, during the first three months of 2001, the Company drilled 16 wells as follows:

    Mississippi Fields:
             Brookhaven                 -     1 dry hole
             Martinville                -     2 producing oil
             Soso                       -     1 producing oil

    Oklahoma Fields:
             Tatums                     -     4 producing oil; 2 service wells
             East Fitts                 -     1 producing oil
             Jennings-Deese             -     3 service wells
             Eola                       -     1 producing oil; 1 dry hole

Our annual capital expenditures budget of $40.0 million, with $25.7 remaining, has been approved by our board of directors, which will be funded by working capital from operations and borrowings under the credit facility. We have no material capital commitments related to our United States operations and are consequently able to adjust the level of our expenditures based on available cash flow. No general and administrative costs associated with our exploration and development activities were capitalized for the first three months 2000 compared with $240,000 of capitalized costs for the first three months of 2001.

         Hedging Activities and Other Derivatives. Crude oil and natural gas prices are subject to significant seasonal, political and other variables which are beyond our control. In an effort to reduce the effect of the volatility of the prices received for crude oil and natural gas, we have entered, and expect to continue to enter, into crude oil and natural gas hedging transactions by entering into certain arrangements that fix a minimum and maximum price range per barrel. Any gain or loss on our crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange for the contract period. Any gain or loss on our natural gas hedging transactions is determined as the difference between the contract price and the New York Mercantile Henry Hub settlement price the next to last business day of the contract. At March 31, 2001, our hedge arrangements are as follows:

         Minimum and Maximum Crude Oil Price Arrangements

         o 6,000 barrels per day for the period April 1, 2001 to June 30, 2001, with a minimum price of $21.00 and a maximum price of $24.50.

         o 2,000 barrels per day for the period April 1, 2001 to December 31, 2001, with a minimum price of $26.00 and a maximum price of $30.70.

         o 250 barrels per day for the period April 1, 2001 to June 30, 2001, with a minimum price of $20.00 and a maximum price of $22.65.

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

         o 500 barrels per day for the period of January 1, 2002 to December 31, 2002, with a minimum price of $24.00 and a maximum price of $28.60.

Fixed Price Arrangements

         o 5,500 barrels per day for the period January 1, 2002 to March 31, 2002 with a fix price of $20.40.

Minimum and Maximum Natural Gas Price Arrangements

         o 3,000 MMbtus per day for the period April 1, 2001 to May 31, 2001, with a minimum price of $3.35 and a maximum price of $4.01.

         We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Statement required us to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability.

         Tunisia Operations. We decided to discontinue our participation in the exploration of two Tunisia, North Africa permits due to capital commitments during 2001 exceeding $7 million net to our interest. The two subsidiaries that own these permits filed for protection under Chapter 11 of the United States Bankruptcy Code on February 20, 2001. We have been trying to negotiate the sales of our interests in the permits and to reach settlements with respect to our obligations under the permits. Although negotiations are not yet completed, we believe we will be successful in selling our interest in the Anaguid permit to a third party or parties for some cash proceeds and the assumption of our obligations under the permit. The anticipated cash proceeds from this sale are not expected to exceed amounts expended by us to pay obligations under the permit during the period that we were marketing the permit for sale from March 31, 2000 through February 20, 2001. We do not believe we will be able to generate any sales proceeds from the sale of the other permit but we are trying to negotiate a sale for the assumption of obligations under the permit. We have not recorded the liabilities subject to compromise for these subsidiaries in our consolidated balance sheet as of March 31, 2001 because these liabilities are solely obligations of the bankrupt subsidiaries and furthermore, substantially all of the obligations of these subsidiaries will be assumed under the anticipated sales agreements.

RESULTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31
                                                       -------------------------
                                                          2000           2001
                                                       ----------     ----------
Selected Operating Data

Production
  Crude Oil (Bbl/day)                                       9,385          9,912
  Natural Gas (Mcf/day)                                     6,217          4,413
  BOE (Bbl/day)                                            10,421         10,647

Average Sales Prices
  Crude Oil per Bbl (a)                                $    24.83     $    20.81
  Natural Gas per Mcf (a)                              $     2.55     $     5.16

Other
  Production expenses                                  $     5.76     $     6.15
  Production taxes                                     $     1.34     $     1.51
  Depletion per BOE                                    $     3.82     $     4.29

Production revenues (in thousands)
  Crude Oil                                            $   21,201     $   18,561
  Natural Gas                                               1,445          2,050
                                                       ----------     ----------
                                                       $   22,646     $   20,611
                                                       ==========     ==========

(a) Prices are net of hedging losses for the three months ended March 31, 2001. The price per Bbl of crude oil before hedging losses was $23.50 and the price per Mcf of natural gas before hedging losses was $7.47 for this three month period. There were no hedging gains or losses during the three months ended March 31, 2000.

         Operating Revenues. During the first three months of 2001, production revenues decreased 9% to $20.6 million as compared to $22.6 million for the same period in 2000. This decrease was primarily due to a 16% decrease in the price received for crude oil (net of hedging losses discussed below) and a 29% decrease in daily natural gas production, partially offset by a 6% increase in daily crude oil production and a 102% increase in the price received for natural gas (net of hedging losses discussed below).

         The 6% increase in daily crude oil production during the first three months of 2001 is due to overall production increases in our operated Mississippi and Oklahoma properties due to:

         o        returning previously shut-in wells to service;

         o        recompleting inactive wells and marginal producers;

         o repairing wells that were previously uneconomical due to depressed crude oil prices; and

         o        increasing drilling activity on our operated properties.

These increases were partially offset by a partial loss of production on our Oklahoma crude oil properties due to a power outage on December 27, 2000 resulting from an ice storm in southern Oklahoma. The main power was restored on January 1, 2001; however, we continued to experience a partial loss of production through January 23, 2001 at which time all wells were restored to production. We estimate the loss of production to be approximately 13,300 BOE or 148 BOE per day for the first quarter of 2001.

         The 29% decrease in daily natural gas production during the first three months of 2001 is due to production declines on our operated and non-operated Oklahoma gas properties. The decline between the comparable three month periods is primarily due to several recompletions during late 1999 and early 2000 which experienced high initial production but subsequently experienced rapid production declines and due to the loss of production caused by the power outage resulting from the ice storm as discussed above.

         Average crude oil prices (net of hedging losses discussed below) decreased 16% during the first three months of 2001 compared to the same period in 2000. Of this 16% decrease, 11% was attributable to crude oil hedging losses and 5% was attributable to decreases in actual prices received from the sale of our crude oil. Substantially all of our Mississippi crude oil is sold under contracts which are based on posted crude oil prices and substantially all of our Oklahoma crude oil is sold under a contract which is based on the New York Mercantile Exchange price. The price per Bbl received is adjusted for the quality and gravity of the crude oil and is generally lower than the NYMEX price. Our overall average crude oil price received during the three months of 2001 was $23.50 per Bbl, before hedging losses of $2.69 per Bbl as discussed below, which represented a discount of 18% to the average NYMEX price for such period.

         The realized price for our natural gas (net of hedging losses discussed below) increased 102% from $2.55 per Mcf in the first three months of 2000 to $5.16 per Mcf in the first three months of 2001. These price increases are due to an increase in average domestic prices for natural gas in response to increased demand for natural gas.

         Production revenues for the three months ended March 31, 2001 included crude oil and natural gas hedging losses of $2.4 million ($2.69 per Bbl) and $916,000 ($2.31 per Mcf), respectively. There were no crude oil or natural gas hedging gains or losses for the three months ended March 31, 2000.

         Expenses. Production expenses were $5.9 million for the first three months of 2001 compared to $5.5 million for the first three months of 2000. The increase in expenses for the comparable three month period is primarily due to:

         o increased electrical costs due to greater fluid movement and higher electrical rates;

         o        increased crude oil production;

         o        increased chemical costs due to increases in production; and

         o increased costs between years to obtain labor, materials and rigs related to well repair activity.

These increases were partially offset by a decrease in well repair costs for the three months ended March 31, 2001 as compared to the same period in 2000 due to a greater number of well repair projects being performed during the first quarter of 2000 to return shut in wells, inactive wells and marginal wells to production.

         On a BOE basis, production costs increased 7% to $6.15 per BOE in 2001 from $5.76 per BOE in 2000 for the comparable three month period. On a BOE basis, the 7% increase in production costs for the comparable three month period primarily relates to increased electrical costs.

         Production taxes increased $172,000 or 14% for the first three months of 2001 as compared to the first three months of 2000. These increases are due to:

         o        higher realized prices;

         o        increases in crude oil production; and

         o expiration of severance tax exemptions on certain Mississippi properties.

On a BOE basis, production taxes increased 13% for the first three months of 2001 to $1.51 per BOE as compared to $1.34 per BOE for the same period last year due to higher realized prices and due to the expiration of severance tax exemptions on certain Mississippi properties.

         General and administrative costs decreased $840,000 or 39% between the comparable three month periods. These decreases are primarily due to:

         o reductions of $571,000 in employee-related costs primarily due to staff attrition and the termination of corporate office employees and officers in April 2000,

         o capitalization of $240,000 of salaries and salary related costs associated with exploration and development, and

         o increases in cost recoveries from working interest owners due to an increase in well activity.

These decreases were partially offset by increases in professional fees.

         Loss on derivatives for the three months ended March 31, 2001 includes $71,000 related to the change in fair value of embedded derivatives included in certain lease agreements and $209,000 related to the ineffectiveness of our crude oil and natural gas hedging arrangements.

         Allowance for bad debt of $765,000 for the three month period ended March 31, 2000 primarily represents an allowance for uncollectible accounts receivable from working interest owners.

         Depletion and depreciation expense increased 13% to $4.1 million for the three months ended March 31, 2001 from $3.6 million for the comparable three month period in 2000. This increased rate of $4.13 per BOE for the three month period ending March 31, 2001 as compared to $3.64 for the comparable three month period ending March 31, 2000 is due to an increase in depletable costs and due to a decline in total proved reserves.

         Interest expense increased 16% for the three month period ended March 31, 2001 to $9.4 million compared to $8.1 million for the same period in 2000. Following is a summary of interest expense between comparable periods:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                      -----------------
                                                                        2000       2001
                                                                      ------     ------
                                                                        (in thousands)
 Old bank group loan ............................................     $7,983     $   --
 Old bonds ......................................................         26         --
 New Credit facility ............................................         55      4,555
 Standby loan ...................................................         --      2,903
 Amortization of standby loan original issue discount ...........         --        346
 Amortization of debt issuance costs ............................         --      1,565
 Miscellaneous ..................................................         --          9
                                                                      ------     ------
                                                                      $8,064     $9,378
                                                                      ======     ======

The increase for the comparable three month period is due to higher debt issuance amortization expense for the three months ended March 31, 2001 resulting from $33.6 million in debt issuance costs on our new debt and discontinuance of the accrual of interest on our old unsecured bonds during the first quarter of 2000 as a result of our bankruptcy filing. Approximately $3.5 million of additional interest expense would have been recognized during the first quarter of 2000 if not for the discontinuance of such interest expense accrual. This increase was partially offset by:

         o lower interest expense due to a reduction in our debt on March 31, 2000 resulting from the reorganization;

         o higher interest rates on our old bank group loan during the first quarter of 2000 due to payment defaults and debt acceleration; and

         o interest on past due interest payments on our old bank group loan during the first quarter of 2000.

         Loss on standby loan embedded derivative for the three month period ended March 31, 2001 of $2.3 million relates to the change in fair value of the semiannual interest payment feature of the standby loan agreement based on the actual price received for our oil and gas production. The fair value of this semiannual interest payment, which is considered an embedded derivative, increased by $3.7 million from $16.7 million at December 31, 2000 to $20.4 million at March 31, 2001. Approximately $2.3 million of the increase in fair value was included in the above mentioned loss on standby loan embedded derivative and the remaining increase of $1.4 million was due to the issuance of a new note under the standby loan agreement for payment-in-kind of interest on March 30, 2001.

         Reorganization costs decreased $12.7 million for the comparable three month periods from $11.5 million for the three months ending March 31, 2000 to a gain of $1.2 million for the three months ending March 31, 2001. During 2000, substantially all estimated reorganization expenses were accrued, which included:

         o professional fees for consultants and attorneys assisting in the negotiations associated with financing and reorganization alternatives and approval and implementation of our plan of reorganization;

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

During the first quarter of 2001, settlements of disputed bankruptcy claims resulted in lower settlement amounts than originally estimated, resulting in a $1.2 million gain for the three months ending March 31, 2001.

         Accumulated effect of an accounting change for the three months ended March 31, 2001 relates to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 required us to record the fair value at January 1, 2001 of embedded derivatives contained in certain agreements on the balance sheet with an offsetting amount in accumulated effect of an accounting change. At January 1, 2001, we recorded the fair value of embedded derivatives for certain leases in Laurel, Mississippi and the standby loan resulting in a $300,000 loss and $9.5 million gain, respectively. The accumulated effect of the accounting change related to the standby loan embedded derivative was an increase in net income of $9.5 million because, under the previous accounting treatment, the changes in the estimated future additional interest due to changes in forecasted crude oil and natural gas prices were recorded on an undiscounted basis through earnings as compared to the fair market value basis under SFAS No. 133 that considers the time value of the future additional interest payments.

         Loss on extinguishment of debt of $4.4 million for the three months ended March 31, 2000 resulted from the settlement of the old bank group and bondholders' claims. The loss on settlement of the old bank group claim was $303,000 and represents the difference in our carrying value of the debt and the cash settlement amount. The loss on settlement of the bondholders' claims was $4.1 million and represents the difference in our carrying value of the debt and the reorganization value of $10.52 per share for the common stock received by the bondholders.

         Due to the factors discussed above, our net earnings for the three months ended March 31, 2001 were $6.3 million as compared to a net loss of $14.6 million for the same period in 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

         Our results of operations are highly dependent upon the prices received for crude oil and natural gas production. We have entered, and expect to continue to enter, into forward sale agreements or other arrangements for a portion of our crude oil and natural gas production to hedge our exposure to price fluctuations. At March 31, 2001, we have hedged a portion on our crude oil and natural gas production through December 31, 2002. To calculate the potential effect of the hedging contracts on our revenues, we applied prices from March 31, 2001 future oil and gas price curves for the remainder of 2001 and 2002 to the quantity of our oil and gas production hedged for these periods. In addition, we applied March 31, 2001 future oil and gas pricing from the price curves assuming a 10% increase in prices and assuming a 10% decrease in prices. The estimated changes in our revenue through December 31, 2002 resulting from the hedging contracts are as follows:

                                                                    Remainder of
                                                                        2001                2002
                                                                     -----------         -----------
Increase (decrease) based on current price curve                     $(5,008,000)        $(2,339,000)
Increase (decrease) based on 10% decrease in price curve             $   525,000         $  (629,000)
Increase (decrease) based on 10% increase in price curve             $(9,649,000)        $(3,605,000)

         At March 31, 2001 a principal amount of $83.2 million was outstanding under our senior subordinated notes due 2007, which we also refer to as our standby loan agreement. The standby loan bears interest at a minimum rate of 15% payable semiannually plus additional interest, after March 31, 2001, in an amount equal to 1/2% for every $0.25 that the actual price, net of hedging costs, for our oil and gas production exceeds $15.00 per barrel of oil equivalent during the applicable semiannual interest period, up to a maximum of 10% additional interest per year. At March 31, 2001, using then current future crude oil and natural gas curves, we calculated the estimated additional interest payments due through March 31, 2002. The estimated decrease in cash flows through March 31, 2002 relating to the additional interest under the standby loan agreement is $8.3 million, which represents the maximum amount of additional interest under the terms of the standby loan agreement. If the March 31, 2001 price curves increase or decrease by 10%, the decrease in cash flow resulting from the additional interest on the standby loan would remain at the maximum amount of $8.3 million through March 31, 2002. Interest payments under the standby loan agreement are required to be paid-in-kind subject to the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement unless we meet specified tests. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for discussion on interest payments to be paid-in-kind.

INTEREST RATE RISK

         Total debt as of March 31, 2001, included $190 million of floating-rate debt attributed to bank credit facility borrowing. As a result, our annual interest cost in 2001 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating interest rate (approximately 81 basis points) would be approximately $1.5 million assuming outstanding debt of $190 million throughout the year. We have locked in a rate of 7.0625% on $185 million of outstanding debt under our bank credit facility for the six-month period May 10, 2001 through November 13, 2001. As of May 14, 2001, we had a total of $192.5 million outstanding under this facility.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         o breach of the oral agreements reached with HM4 on the restructured transaction in February 1999; and

         o        promissory estoppel.

         In the lawsuit, we have sought monetary damages of approximately $250 million. Discovery is substantially complete and both sides have filed motions for summary judgement, which were heard during January 2001. The Court has now ruled on the motions. The Court has denied our motion for summary judgment, and has granted, in part, and denied, in part, Hicks, Muse's motion. Based on these orders, it appears that we will be able to go to trial on a claim for breach of contract seeking actual damages of up to $250 million.

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

         During 2001, we became involved in a matter in connection with the lawsuit filed by us against Hicks Muse. This matter is under seal by order of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The matter involves a termination issue and the plaintiff claims damages that are based on a percentage of the ultimate amount recovered, if any, in the lawsuit against Hicks Muse. These percentages would be calculated on a graduated scale decreasing from 30% to 10% as the amount recovered increases. Alternatively, the plaintiff claims damages on the basis of lost time. However, we do not believe that either of these methods represents an appropriate measure of damages. At the order of the bankruptcy court, the matter is currently being arbitrated. We believe that the claim is without merit. Upon conclusion of the arbitration, it is currently anticipated that the arbitration panel's sealed findings will be forwarded to the bankruptcy court for further proceedings.

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

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         None

         (b) REPORTS ON FORM 8-K

         The Company has filed on April 24, 2001 with the Securities and Exchange Commission a Current Report on Form 8-K related to the retention of JPMorgan, a division of Chase Securities, Inc., to act as its financial advisor in evaluating various strategic opportunities for the Company.

                                COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COHO ENERGY, INC.
                                     (Registrant)

Date: May 14, 2001
                                  By:      /s/  Gary L. Pittman
                                     -------------------------------------------
                                                Gary L. Pittman
                                  (Vice President and Chief Financial Officer)


                                  By:       /s/ Susan J. McAden
                                     ----------------------------------------
                                               Susan J. McAden
                                  (Chief Accounting Officer and Controller)