Form 10-Q
period 2001-06-30
COHO ENERGY INC
filed 2001-08-20
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______.

                         Commission file number 0-22576

                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


              Texas                                            75-2488635
----------------------------------------                ----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                                    75254
----------------------------------------                ----------------------
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

                                  Yes  X  No
                                      ---    ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                                          Outstanding at August 13, 2001
         --------------------------------------                        ------------------------------
         Common Stock, par value $.01 per share                                  18,714,175

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                           Report of Independent Public Accounts                                                3

                           Condensed Consolidated Balance Sheets -
                           December 31, 2000 and June 30, 2001 (Unaudited)                                      4

                           Condensed Consolidated Statements of Operations -
                           three and six months ended June 30, 2000 and 2001 (Unaudited)                        5

                           Condensed Consolidated Statement of Shareholders' Equity -
                           six months ended June 30, 2001 (Unaudited)                                           6

                           Condensed Consolidated Statements of Cash Flows -
                           six months ended June 30, 2000 and 2001 (Unaudited)                                  7

                           Notes to Condensed Consolidated Financial Statements                                 8

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                           15

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          25


PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                   27

                  Item 2.  Changes in Securities                                                               27

                  Item 3.  Defaults Upon Senior Securities                                                     27

                  Item 4.  Submission of Matters to a Vote of Security Holders                                 27

                  Item 5.  Other Information                                                                   27

                  Item 6.  Exhibits and Reports on Form 8-K                                                    27

                  Signatures                                                                                   28

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.:

       We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. (a Texas corporation) and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




                                        ARTHUR ANDERSEN LLP

Dallas, Texas
August 3, 2001

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                           ASSETS
                                                                           DECEMBER 31         JUNE 30
                                                                               2000              2001
                                                                           ------------      ------------
                                                                                             (UNAUDITED)
Current assets
  Cash and cash equivalents ..........................................     $      6,661      $      5,910
  Cash in escrow .....................................................            1,042                25
  Accounts receivable ................................................           11,517            11,481
  Accrued unrealized gains on derivatives ............................               --               485
  Other current assets ...............................................              483               587
                                                                           ------------      ------------
                                                                                 19,703            18,488

Property and equipment, at cost net of accumulated depletion and
  depreciation, based on full cost accounting method .................          317,667           332,522
Other assets .........................................................           29,421            26,586
                                                                           ------------      ------------

                                                                           $    366,791      $    377,596
                                                                           ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable, principally trade ................................     $      5,343      $      4,854
  Accrued liabilities and other payables .............................            9,773             7,238
  Accrued reorganization costs .......................................            2,120               218
  Accrued  unrealized losses on derivatives ..........................               --             6,695
  Accrued interest ...................................................            4,078             2,006
  Current portion of long term debt ..................................            1,036             1,628
                                                                           ------------      ------------
                                                                                 22,350            22,639

Long term debt, excluding current portion ............................          282,412           272,081

Long term accrued derivative liabilities .............................               --            21,403

Commitments and contingencies ........................................              520               520

Shareholders' equity
  Preferred stock, par value $0.01 per share
    Authorized 10,000,000 shares, none issued ........................               --                --
  Common stock, par value $0.01 per share
    Authorized 50,000,000 shares
    Issued and outstanding 18,714,175 shares .........................              187               187
  Additional paid-in capital .........................................          324,070           324,276
  Other comprehensive loss ...........................................               --            (4,593)
  Retained deficit ...................................................         (262,748)         (258,917)
                                                                           ------------      ------------
       Total shareholders' equity ....................................           61,509            60,953
                                                                           ------------      ------------

                                                                           $    366,791      $    377,596
                                                                           ============      ============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                       JUNE 30                             JUNE 30
                                                            ------------------------------      ------------------------------
                                                                2000              2001              2000              2001
                                                            ------------      ------------      ------------      ------------
Operating revenues
  Net crude oil and natural gas production ............     $     46,504      $     41,145      $     23,858      $     20,534
                                                            ------------      ------------      ------------      ------------

Operating expenses
  Crude oil and natural gas production ................           11,243            12,048             5,783             6,158
  Taxes on oil and gas production .....................            2,606             2,706             1,334             1,262
  General and administrative ..........................            3,705             2,837             1,542             1,514
  Loss on derivatives .................................               --             1,587                --             1,307
  Allowance for bad debt ..............................              765                --                --                --
  Depletion and depreciation ..........................            7,396             8,410             3,770             4,295
                                                            ------------      ------------      ------------      ------------
       Total operating expenses .......................           25,715            27,588            12,429            14,536
                                                            ------------      ------------      ------------      ------------

Operating income ......................................           20,789            13,557            11,429             5,998
                                                            ------------      ------------      ------------      ------------

Other income and expenses
  Interest and other income ...........................              141               143               138                71
  Interest expense ....................................          (17,304)          (18,219)           (9,240)           (8,841)
  Loss on standby loan embedded derivative ............           (3,960)           (2,980)           (3,960)             (640)
                                                            ------------      ------------      ------------      ------------
                                                                 (21,123)          (21,056)          (13,062)           (9,410)
                                                            ------------      ------------      ------------      ------------

Loss from operations before reorganization
  costs, income taxes, accumulated effect of an
  accounting change and extraordinary item ............             (334)           (7,499)           (1,633)           (3,412)

Reorganization costs ..................................          (12,182)            2,150              (682)              950
                                                            ------------      ------------      ------------      ------------

Loss before income taxes, accumulated effect of an
   accounting change and extraordinary item ...........          (12,516)           (5,349)           (2,315)           (2,462)

Income tax expense (benefit) ..........................               --                --                --                --
                                                            ------------      ------------      ------------      ------------

Loss before accumulated effect of an accounting
  change and extraordinary item .......................          (12,516)           (5,349)           (2,315)           (2,462)

Accumulated effect of an accounting change ............               --             9,180                --                --

Extraordinary item - loss on extinguishment of
indebtedness ..........................................           (4,428)               --                --                --
                                                            ------------      ------------      ------------      ------------

Net (loss) income .....................................     $    (16,944)     $      3,831      $     (2,315)     $     (2,462)
                                                            ============      ============      ============      ============

Basic and diluted loss per common share
  Loss before extraordinary item and accumulated
  effect of an accounting change ......................     $      (1.28)     $       (.29)     $       (.12)     $       (.13)
  Net (loss) income ...................................     $      (1.73)     $        .20      $       (.12)     $       (.13)

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       NUMBER OF
                                         COMMON                        ADDITIONAL        OTHER          RETAINED
                                         SHARES         COMMON          PAID-IN      COMPREHENSIVE      EARNINGS
                                      OUTSTANDING        STOCK          CAPITAL      INCOME (LOSS)      (DEFICIT)         TOTAL
                                      ------------    ------------    ------------   -------------     ------------    ------------

Balance at December 31, 2000 ......     18,714,175    $        187    $    324,070    $         --     $   (262,748)   $     61,509
  Stock option compensation .......             --              --             206              --               --             206
  Net income ......................             --              --              --              --            3,831           3,831
  Change in fair market value of
     hedging derivatives ..........             --              --              --           1,234               --           1,234
  Accumulated effect of an
     accounting change ............             --              --              --          (5,827)              --          (5,827)
                                      ------------    ------------    ------------    ------------     ------------    ------------

Balance at June 30, 2001 ..........     18,714,175    $        187    $    324,276    $     (4,593)    $   (258,917)   $     60,953
                                      ============    ============    ============    ============     ============    ============


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                     ------------------------------
                                                                                         2000              2001
                                                                                     ------------      ------------
Cash flows from operating activities
  Net (loss) income ............................................................     $    (16,944)     $      3,831
  Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
      Depletion and depreciation ...............................................            7,396             8,410
      Extraordinary item - loss on extinguishment of debt ......................            4,428                --
      Standby loan interest ....................................................            3,268             6,771
      Loss on standby loan embedded derivative .................................            3,960             2,980
      Accumulated effect of an accounting change ...............................               --            (9,180)
      Loss on derivatives ......................................................               --             1,499
      Amortization of debt issuance costs and other ............................            3,502             2,173
Changes in operating assets and liabilities:
     Accounts receivable and other assets ......................................             (797)              786
     Accounts payable and accrued liabilities ..................................           (7,203)           (6,142)
                                                                                     ------------      ------------

Net cash (used) provided by operating activities ...............................           (2,390)           11,128
                                                                                     ------------      ------------

Cash flows from investing activities
      Property and equipment ...................................................           (7,116)          (23,328)
      Changes in accounts payable and accrued liabilities related to
         exploration and development ...........................................              952              (936)
                                                                                     ------------      ------------

Net cash used in investing activities ..........................................           (6,164)          (24,264)
                                                                                     ------------      ------------

Cash flows from financing activities
      Increase in long term debt ...............................................          255,000            12,500
      Repayment of long term debt ..............................................         (239,600)             (115)
      Debt issuance costs ......................................................           (9,149)               --
      Debt extinguishment costs ................................................           (2,126)               --
                                                                                     ------------      ------------

Net cash provided by financing activities ......................................            4,125            12,385
                                                                                     ------------      ------------

Net decrease in cash and cash equivalents ......................................           (4,429)             (751)
Cash and cash equivalents at beginning of period ...............................           18,805             6,661
                                                                                     ------------      ------------
Cash and cash equivalents at end of period .....................................     $     14,376      $      5,910
                                                                                     ============      ============

Cash paid (received) during the period for:
      Interest .................................................................     $     24,326      $     10,412
      Income taxes .............................................................     $         --      $        115
      Reorganization costs .....................................................     $      4,816      $         93
      Reorganization receipts (interest income) ................................     $       (260)     $         --


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

  General

     The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") and subsidiaries have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals other than adjustments related to the Company's plan of reorganization and adjustments to record the accumulated effect of an accounting change, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

  Accounts Receivable

     The Company performs ongoing reviews with respect to accounts receivable and maintains an allowance for doubtful accounts receivable ($675,000 and $560,000 at December 31, 2000 and June 30, 2001, respectively) based on expected collectibility.

  Other Assets

     Other assets at December 31, 2000 and June 30, 2001 include unamortized debt issuance costs related to the Company's senior subordinated notes due 2007, also referred to as the standby loan, of $24.1 million and $22.2 million, respectively, and new credit facility of $5.2 million and $4.1 million, respectively. These costs are amortized using the straight line method over the terms of the related financing. In addition, other assets at June 30, 2001 include accrued unrealized long term gains of $175,000 on the Company's cash flow hedge arrangements.

  Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Pursuant to APB No. 25, no compensation expense is recognized for stock option awards when the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date. On April 1, 2000, the Company awarded approximately 491,000 stock options with an exercise price less than the market price on the measurement date by $1.68 per share. Compensation costs are being amortized using the straight line method over the two-year vesting period of the stock options. The Company has recognized $206,000 of compensation expense related to such stock options at June 30, 2001.

  Hedging Activities and Other Derivative Instruments

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Statement required the Company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability based on fair

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


value on January 1, 2001. The accumulated effect of this accounting change resulted in an increase in net income of $9.2 million and a decrease in other comprehensive income ("OCI") of $5.8 million during the six months ended June 30, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges will be recognized in OCI until the sale of the related hedged production is recognized in earnings, at which time changes in fair value previously recognized in other comprehensive income will be reclassified to earnings and recognized in operating revenues. Based on the OCI recorded as of June 30, 2001, $4.9 million of deferred net losses on derivatives would be reclassified to earnings during the next twelve-month period upon the sale of hedged production. Subsequent changes in fair value for the ineffective portion of derivatives qualifying as hedges and for derivatives that are not hedges must be adjusted to fair value through earnings and recognized in loss on derivatives in the period where the change in fair value occurs. For the six month and three month periods ended June 30, 2001, the Company recorded changes in the fair value for the ineffective portion of derivatives of $1.5 million and $1.2 million, respectively.

     The Company has entered into certain arrangements that fix a minimum and maximum price range for a portion of its future crude oil and natural gas production. The Company entered into these arrangements to reduce the downside risk associated with potential crude oil and natural gas price declines by setting a floor price for its future production based on the NYMEX crude oil and natural gas prices. Due to working capital constraints, the Company entered into the "costless collar" type of transactions because they do not require upfront premiums. These hedge arrangements qualify as cash flow hedges under SFAS No.
133. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion on the Company's hedge arrangements and a summary of the Company's existing hedge arrangements.

     The Company has entered into a note in connection with the standby loan agreement and certain lease agreements which contain provisions for payments based on crude oil and natural gas prices. These agreements are considered to include embedded derivatives under SFAS No. 133. See note 4 for additional discussion on agreements containing embedded derivatives.

2.   PROPERTY AND EQUIPMENT

                                                                                             December 31,        June 30,
                                                                                                 2000              2001
                                                                                             ------------      ------------

Crude oil and natural gas leases and rights including exploration,
  development and equipment thereon, at cost ...........................................     $    709,118      $    732,381
Accumulated depletion and depreciation .................................................         (391,451)         (399,859)
                                                                                             ------------      ------------

                                                                                             $    317,667      $    332,522
                                                                                             ============      ============

     Due to a cessation of exploration and development of crude oil and natural gas reserves during the first quarter of 2000 all overhead expenditures were charged to general and administrative expense. Subsequent to the first quarter of 2000, the Company increased development work, therefore related overhead and expenditures of $255,000 were capitalized in the second quarter of 2000 and related overhead and expenditures of $480,000 have been capitalized for the six months ended June 30, 2001.

     During the six months ended June 30, 2000 and 2001, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

     Unproved crude oil and natural gas properties totaling $30,603,000 and $31,119,000 at December 31, 2000 and June 30, 2001, respectively, were excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion within the next five years.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


3.   LONG-TERM DEBT

                                                                          December 31,        June 30,
                                                                              2000              2001
                                                                          ------------      ------------

         Credit facility ............................................     $    180,000      $    192,500
         Standby loan (senior subordinated notes due 2007) ..........           77,358            83,192
         Standby loan embedded derivative ...........................           15,163                --
         Standby loan interest to be paid-in-kind ...................            4,732             3,154
         Promissory notes ...........................................            5,195             3,757
         Other ......................................................            1,000             1,000
                                                                          ------------      ------------
                                                                               283,448           283,603
         Unamortized original issue discount on standby loan ........               --            (9,894)
         Current maturities of long-term debt .......................           (1,036)           (1,628)
                                                                          ------------      ------------

                                                                          $    282,412      $    272,081
                                                                          ============      ============

Credit Facility

     The senior revolving credit facility was obtained from a syndicate of lenders led by The Chase Manhattan Bank, as agent for the lenders, and has a maximum loan commitment amount of $250 million. The credit facility limits permitted advances to the amount of the borrowing base, which is subject to semiannual borrowing base redeterminations each April 1 and October 1, based on the Company's reserve reports, and will be made at the sole discretion of the lenders. The April 1, 2001 redetermination resulted in a decrease in the Company's borrowing base from $205 million to $195 million. At June 30, 2001, $192.5 million in advances were outstanding under the revolving credit facility.

     The credit agreement contains financial and other covenants including:

     o maintenance of required ratios of cash flow to interest expense paid or payable in cash (2.25 to 1 for the average of the last four consecutive quarters most recently ended June 30, 2001; 2.50 to 1 for the average of the last four consecutive quarters ending September 30, 2001; 2.75 to 1 for the average of the last four consecutive quarters ending December 31, 2001; and 3 to 1 for the average of the last four quarters for any quarter ending after January 1, 2002), senior debt to cash flow required (not to exceed 4.5 to 1 for the average of the last four consecutive quarters ended June 30, 2001; 4.25 to 1 for the average of the last four consecutive quarters ending September 30, 2001; 3.75 to 1 for the average of the last four quarter ending December 31, 2001; and 3.5 to 1 for the average of the last four consecutive quarters for any quarter ending after January 1, 2002), and current assets (including unused borrowing base) to current liabilities required (throughout the term of the credit agreement, to be 1 to 1 as of the end of each quarter);

     o    restrictions on the payment of dividends; and

     o limitations on the incurrence of additional indebtedness, the creation of liens and the incurrence of capital expenditures.

The credit agreement covenants exclude non-cash transactions resulting from the adoption and accounting treatment under SFAS No. 133.

Standby Loan

     On March 31, 2000, the Company issued, mainly to its majority shareholders, an aggregate principal amount of $72 million in senior subordinated notes due March 31, 2007. These senior subordinated notes, herein referred to as

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


the "standby loan," bear interest at a minimum annual rate of 15% plus additional interest, after March 31, 2001, in an amount equal to 1/2% for every $0.25 that the "actual price" for the Company's crude oil and natural gas production exceeds $15 per barrel of oil equivalent up to a maximum of 10% additional interest per year. Any time the average realized price exceeds $20 per barrel of oil equivalent, the Company will have to pay the 10% maximum additional interest. See the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a complete description of the additional interest calculations.

     The senior subordinated notes require semiannual interest payments which are required to be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement unless we meet specified financial tests. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. The standby loan semiannual interest payments of $5.8 million were paid-in-kind when due on March 30, 2001 and were reflected at issuance as an increase in long term debt and long term accrued derivative liabilities of $4.4 million and $1.4 million, respectively. Our scheduled September 30, 2001 interest payment, which will be at the maximum interest rate of 25% based on current price levels, will be paid-in-kind. Interest accruing on the standby loan, subsequent to the previous semiannual interest payment is reflected in long term debt until the next semiannual interest payment is paid in cash or paid-in-kind.

     We may prepay the standby loan notes at the face amount, in whole or in part, in minimum denominations of $1 million, plus a prepayment fee calculated in accordance with the prepayment provision of the standby loan agreement. As of September 30, 2001, the prepayment fee, using current treasury rates, would be approximately $28 million.

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

Promissory Notes

     Claims for tax, penalty and interest were filed against the Company by the State of Louisiana and the State of Mississippi. The Company has settled claims with both taxing authorities. Five-year, interest-bearing promissory notes were issued for settlement of these priority tax claims, of which $3.1 million is included in long term debt and $628,000 is included in current portion of long term debt.

Other

     The Company has settled the claims of Chevron Corp. and Chevron USA for indemnification of any environmental liabilities in the Brookhaven field. The terms of this settlement require the Company to fund $2.5 million over a two year period to partially finance the implementation of a remediation plan. The Company paid $1.0 million in June 2000, $500,000 on January 1, 2001 and the remaining $1.0 million, due on January 1, 2002, is included in current portion of long term debt.

4.   LONG TERM ACCRUED DERIVATIVE LIABILITIES

     The standby loan agreement (see note 3) contains an additional semiannual interest feature which is calculated based on the actual price the Company receives for its oil and gas production. The additional interest feature of the standby loan agreement is considered an embedded derivative under SFAS No. 133. The fair value of the embedded derivative is recorded on the balance sheet and included in long term accrued derivative liabilities in the amount of $21.0 million at June 30, 2001.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


     Certain leases in Laurel, Mississippi contain provisions for a portion of the lease payments to be based on the price of crude oil. These provisions are considered embedded derivatives under SFAS No. 133 and are recorded at their fair value of $440,000, with $77,000 recorded in current liabilities and $363,000 in long term accrued derivative liabilities, at June 30, 2001.

5.   EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the six months ended June 30, 2000 and 2001 of 9,769,619 and 18,714,175, respectively, and for the three months ended June 30, 2000 and 2001 of 18,700,753 and 18,714,175, respectively. In 2000 and 2001, conversion of stock options and warrants would have been antidilutive and, therefore, was not considered in diluted EPS.

6.   COMPREHENSIVE INCOME

     Comprehensive income includes net income and certain items recorded directly to Stockholders' Equity and classified as OCI. Following the adoption of SFAS No. 133 on January 1, 2001, the Company recorded a decrease of $5.8 million in OCI and has subsequently recorded additional changes in OCI related to the Company's crude oil and natural gas hedging arrangements. Comprehensive Income for the six months ended June 30, 2001 and June 30, 2000 is as follows:

                                                                                          Six Months
                                                                                        Ended June 30
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                ------------      ------------
         Net Income .......................................................     $      3,831      $    (16,944)
         Other Comprehensive Income
             Cumulative effect of change in accounting ....................           (5,827)               --
             Changes in fair value of open hedging positions ..............           (2,322)               --
             Reclassification adjustment for settled contracts ............            3,556                --
                                                                                ------------      ------------
         Comprehensive Income .............................................     $       (762)     $    (16,944)
                                                                                ============      ============

7.   COMMITMENTS AND CONTINGENCIES

     Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. At June 30, 2001, the Company has accrued approximately $584,000 related to such costs, of which $64,000 is included in current liabilities and $520,000 is included in contingent liabilities. At this time, the Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position.

     On May 27, 1999, the Company filed a lawsuit against five affiliates of Hicks, Muse, Tate & Furst. The lawsuit alleges (1) breach of the written contract terminated by HM4 Coho L.P. ("HM4"), a limited partnership formed by Hicks Muse on behalf of the Hicks, Muse, Tate & Furst Equity Fund IV, in December 1998, (2) breach of the oral agreements reached with HM4 on the restructured transaction in February 1999 and (3) promissory estoppel. In the lawsuit, the Company seeks monetary damages of approximately $250 million. Discovery is substantially complete and both sides have filed motions for summary judgment, which were heard January 2001. The court has denied the Company's motion for summary judgment, and has granted, in part, and denied, in part, Hicks, Muse's motion. Based on these orders, it appears that the Company will be able to go to trial on a claim for breach of contract. The Company believes that the lawsuit has merit and that the actions of HM4 in December 1998 and February 1999 were

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


the primary cause of the Company's liquidity crisis; however, there can be no assurance as to the outcome of this litigation.

     During 2001, the Company became involved in a matter in connection with the lawsuit filed by the Company against Hicks Muse. This matter is under seal by order of the United States Bankruptcy Court (the "Bankruptcy Court"). The matter involves a termination issue and the plaintiff claims damages that are based on a percentage of the ultimate amount recovered, if any, in the lawsuit against Hicks Muse. These percentages would be calculated on a graduated scale decreasing from 30% to 10% as the amount recovered increases. Alternatively, the plaintiff claims damages on the basis of lost time. However, the Company does not believe that either of these methods represents an appropriate measure of damages. The Company believes that the claim is without merit. At the order of the Bankruptcy Court, certain matters were arbitrated. The arbitration panel's sealed findings have been forwarded to the Bankruptcy Court for further proceedings.

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

8.   TUNISIAN OPERATIONS

     The Company decided to discontinue its participation in the exploration of two Tunisia, North Africa permits due to capital commitments during 2001 exceeding $7 million net to its interest. The two subsidiaries, Coho Anaguid, Inc. and Coho International, that own these permits filed for protection under Chapter 11 of the United States Bankruptcy Code on February 20, 2001. During May 2001, Coho International entered into a settlement agreement with the other joint owners in the permit area. Under this agreement, Coho International assigned its interest in the Fejaj permit to the other joint owners in exchange for the assumption by the other joint owners of Coho International's existing obligations and existing payables under the permit. During July 2001, Coho Anaguid, Inc. entered into a definitive agreement to sell all of its interest in the Anaguid permit to Pioneer Natural Resources Company and the other joint owners in the permit area for cash proceeds of approximately $200,000 and the assumption of Coho Anaguid's obligations under the permit totaling in excess of $7 million. These sales agreements have been approved by the United States Bankruptcy Court, but the sale of the Anaguid permit is still subject to approval by the Tunisian government. The Company has not recorded the liabilities subject to compromise for these subsidiaries in its consolidated balance sheet as of June 30, 2001 because these liabilities are solely obligations of the bankrupt subsidiaries and, furthermore, substantially all of the obligations of these subsidiaries will be assumed under the sales agreements.

     The Chapter 11 filing included Coho Anaguid, Inc. and Coho International Limited. The following information summarizes the combined results of operations for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


                                                                   Six Months Ended
                                                                    June 30, 2001
                                                                   ----------------

         Current assets ........................................     $         43
                                                                     ------------
           Total assets ........................................     $         43
                                                                     ============

         Current liabilities ...................................     $          7
         Accounts payable to affiliates ........................           10,278
         Shareholder's equity ..................................          (10,242)
                                                                     ------------
                                                                     $         43

         Operating expenses ....................................     $         25
         Net loss ..............................................     $         25

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

GENERAL

     We have a high level of indebtedness after the reorganization. Our total consolidated indebtedness as of June 30, 2001 was $316.1 million and the ratio of total consolidated indebtedness to total capitalization was 84%. Management believes that forecasted operating revenues, assuming conservative growth in production and conservative commodity prices as compared to current commodity prices, and availability under the credit facility will be sufficient to fund revised forecasted expenditures through the end of the year 2001. Interest owed under our senior subordinated notes due 2007, also referred to as the standby loan, is currently required to be "paid-in-kind" by increasing the amount of principal outstanding through the issuance of additional standby loan notes.

     Based on our current cash flow projections and existing debt constraints, management does not believe the forecasted future capital expenditures will be adequate to provide sufficient working capital to materially improve our crude oil and natural gas production above current levels. We have entered into an agreement with JP Morgan, a division of Chase Securities, to act as our financial advisor in evaluating various strategic transactions including various potential recapitalization transactions, the sale of a portion of our company to provide more available working capital for our remaining properties or the sale of all of our company. There can be no assurance that this evaluation will result in one or more transactions for our company or a significant portion of our assets. Given our high level of indebtedness, if we elect to pursue any such transactions, there can be no assurance that, after giving effect to any required repayment or prepayment of our indebtedness, any significant amount will be available to provide additional working capital for our operations or, in the event of a sale of all of our assets, for distribution to our shareholders.

     Our only operating revenues are crude oil and natural gas sales with crude oil representing approximately 91% of production revenues and natural gas sales representing approximately 9% of production revenues during the six months ended June 30, 2001, compared to 93% from crude oil sales and 7% from natural gas sales during the same period in 2000.

     Our crude oil production increased in the first six months of 2001 due to overall production increases on our operated properties; however, this increase was partially offset by a decrease in natural gas production and losses of production due to power outages as discussed below under "Results of Operations
- Operating Revenues." Average net daily barrel of oil equivalent ("BOE") production was 10,814 BOE for the six months ended June 30, 2001 as compared to 10,637 BOE for the same period in 2000. For purposes of determining BOE herein, natural gas is converted to barrels ("Bbl") on a 6 thousand cubic feet ("Mcf") to 1 Bbl basis.

     On August 23, 1999, we and our wholly-owned subsidiaries, Coho Resources, Inc., Coho Oil & Gas, Inc., Coho Exploration, Inc., Coho Louisiana Production Company and Interstate Natural Gas Company, filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code. We then filed a plan of reorganization that was confirmed by the bankruptcy court on March 20, 2000. On March 31, 2000, the plan of reorganization was consummated and we emerged from bankruptcy. On February 20, 2001, two of our subsidiaries holding exploration permits in Tunisia, North Africa, filed for protection under the Bankruptcy Code following our decision to discontinue participation in these exploration activities. See "Liquidity and Capital Resources - Tunisian Operations."

LIQUIDITY AND CAPITAL RESOURCES

     Capital Sources. For the six months ended June 30, 2001, cash flow provided by operating activities was $11.1 million compared with cash flow used by operating activities of $2.4 million for the same period in 2000. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, decreased $5.5 million from $29.0 million in the first six months of 2000 to $23.5 million in the first six months of 2001, primarily due to:

     o    decreases in natural gas production;

     o realized crude oil price decreases of 17% between such comparable periods partially due to crude oil hedging losses of $4.4 million during the first six months of 2001;

     o    increases in production expenses; and

     o    increases in severance taxes.

These decreases were partially offset by:

     o    increases in crude oil production;

     o    increases in the price received for natural gas; and

     o    decreases in general and administrative expenses.

Cash flow used by operating activities also included $11.1 million in reorganization costs (excluding $1.1 million Tunisian impairment) in the first six months of 2000 and $12.5 million in interest expense on our old and new bank credit facilities in the first six months of 2000 as compared to a reduction of $2.2 million in reorganization costs and $8.3 million in interest expense on our new credit facility for the first six months of 2001. Changes in operating assets and liabilities resulted in $5.4 million of cash used for operating activities for the six months ended June 30, 2001, compared to $8.0 million of cash used for operating activities for the same period in 2000. See "Results of Operations" for a discussion of operating results.

     We had a working capital deficit of $4.2 million at June 30, 2001 compared to a working capital deficit of $2.6 million at December 31, 2000. The decrease in working capital at June 30, 2001 is primarily due to several factors including:

     o an increase of $6.7 million in accrued unrealized losses on derivatives due to the adoption of SFAS. No. 133;

     o an increase of $592,000 in current long term debt related to environmental claims and priority tax claims;

     o    a decrease of $489,000 in trade payables;

     o    a decrease of $1.9 million in accrued reorganization costs;

     o    a decrease of $2.1 million in accrued interest payable;

     o    a decrease of $1.3 million in accrued operating costs;

     o    a decrease of $1.2 million in various other accrued liabilities; and

     o    a decrease of $1.8 million in cash and cash in escrow.

     The senior revolving credit facility was obtained from a syndicate of lenders led by The Chase Manhattan Bank, as agent for the lenders, and has a maximum loan commitment amount of up to $250 million. The credit facility limits advances to the amount of the borrowing base, which is subject to semiannual borrowing base redeterminations each April 1 and October 1, based on the Company's reserve reports. The April 1, 2001 redetermination resulted in a decrease in our borrowing base from $205 million to $195 million. At June 30, 2001, $192.5 million in advances were outstanding under the revolving credit facility and we received a $2.5 million advance in August 2001, which resulted in $195 million in advances outstanding under the revolving credit facility. We do not have the ability to predict the outcome of the October 1, 2001 borrowing base redetermination; however, management is concerned that a reduction of the borrowing base may occur, creating a borrowing base deficiency. If a borrowing base deficiency occurs, once notified by the bank, we would have 10 days to notify the bank as to what action we would take to cure such deficiency and 90 days to complete such action. Under the credit facility, we may remedy a borrowing base deficiency by providing additional collateral sufficient to eliminate the borrowing base deficiency or making a cash payment sufficient to eliminate the borrowing base deficiency. Currently, all of our assets are pledged as collateral under the credit facility and, based on operating projections, we would not have sufficient working capital to make a cash payment that would eliminate a significant borrowing base deficiency.

     In addition to the remedies discussed above, which are available under the credit facility agreement, other alternatives available to us, depending on the amount of the borrowing base reduction, if any, would be:

     o amending the credit facility, at the lenders' discretion, to allow us to make cash payments over a longer period of time;

     o completing a strategic transaction involving the sale of all or a part of our company and using proceeds from any such strategic transaction to reduce borrowings under the credit facility; or

     o    raising additional equity.

If the banks reduce our borrowing base on October 1, 2001, there can be no assurance that we could be successful in resolving this potential borrowing base deficiency through the alternatives set forth above.

     The credit agreement contains financial and other covenants including:

     o maintenance of required ratios of cash flow to interest expense paid or payable in cash (2.25 to 1 for the average of the last four consecutive quarters most recently ended June 30, 2001; 2.50 to 1 for the average of the last four consecutive quarters ending September 30, 2001; 2.75 to 1 for the average of the last four consecutive quarters ending December 31, 2001; and 3 to 1 for the average of the last four quarters for any quarter ending after January 1, 2002), senior debt to cash flow required (not to exceed 4.5 to 1 for the average of the last four consecutive quarters ended June 30, 2001; 4.25 to 1 for the average of the last four consecutive quarters ending September 30, 2001; 3.75 to 1 for the average of the last four quarter ending December 31, 2001; and 3.5 to 1 for the average of the last four consecutive quarters for any quarter ending after January 1, 2002), and current assets (including unused borrowing base) to current liabilities required (throughout the term of the credit agreement, to be 1 to 1 as of the end of each quarter);

     o    restrictions on the payment of dividends; and

     o limitations on the incurrence of additional indebtedness, the creation of liens and the incurrence of capital expenditures.

The credit agreement covenants exclude non-cash transactions resulting from the adoption and accounting treatment of SFAS No. 133. We believe that we are currently in compliance with all covenants under the credit facility. As of June 30, 2001, the covenant ratios of cash flow to interest expense, senior debt to cash flow, and current assets to current liabilities were 2.8 to 1, 3.98 to 1, and 1.29 to 1, respectively. Based on current future cash flow projections, our management anticipates that we may be unable to maintain the required ratio of senior debt to cash flow in future periods, as required by the credit agreement. We currently project that such noncompliance could occur as early as the fourth quarter of 2001. If unable to maintain the senior debt to cash flow ratio, we would seek to obtain a waiver from the lenders; however, there is no assurance that a waiver could be obtained. If we were unable to obtain such a waiver from the lenders, we could be in default under the credit facility. See discussion of alternatives available in the event of default as discussed above.

     On March 31, 2000, we issued, mainly to our majority shareholders, an aggregate principal amount of $72 million in senior subordinated notes, due March 31, 2007. These senior subordinated notes, herein referred to as the "standby loan," bear interest at a minimum annual rate of 15% plus additional interest, after March 31, 2001, in an amount equal to 1/2% for every $0.25 that the "actual price" for our crude oil and natural gas production exceeds $15 per barrel of oil equivalent up to a maximum of 10% additional interest per year. Any time the average realized price exceeds $20 per barrel of oil equivalent, we will have to pay the 10% maximum additional interest. See the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 for a complete description of these additional interest calculations.

     The semiannual interest payments under the standby loan are required to be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement unless we meet specified financial tests. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. The semiannual standby loan interest payments in the amount of $5.8 million, due on March 30, 2001 were paid-in-kind and were reflected at issuance as an increase in long term debt and long term accrued derivative liabilities of $4.4 million and $1.4 million, respectively. Interest accruing on the standby loan, subsequent to the previous semiannual interest payment is reflected in current liabilities until the next semiannual interest is paid in cash or paid-in-kind. We anticipate our scheduled September 30, 2001 interest payment, which will be at the maximum interest rate of 25%, will be paid-in-kind and will result in an increase in the aggregate principal amount of the senior subordinated notes to an estimated $93.6 million based on current price levels.

     We may prepay the standby loan notes at the face amount, in whole or in part, in minimum denominations of $1,000,000, plus a prepayment fee calculated in accordance with the prepayment provision of the standby loan agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for the year ended December 31, 2000 for a complete description of the prepayment fee. As of September 30, 2001, the prepayment fee, using current treasury rates, will be approximately $28 million, bringing the total obligation under the standby loan, including the prepayment fee, to approximately $121.6 million.

     Capital Expenditures. During the first six months of 2001, we incurred capital expenditures of $23.3 million compared with $7.1 million for the first six months of 2000. We spent approximately $13.7 million in our Mississippi fields and $9.4 million in our Oklahoma fields during the first six months of 2001. During this six-month period, we drilled 22 wells, as listed below, and continued our development efforts through recompletions and workovers on existing wells and initiation or expansion of waterflood projects within the fields. Following are the wells drilled during 2001:

     Mississippi Fields:
           Brookhaven          -    1 dry hole
           Cranfield           -    1 producing gas
           Martinville         -    2 producing oil
           Soso                -    2 producing oil

     Oklahoma Fields:
           Tatums              -    5 producing oil; 2 service wells
           East Fitts          -    3 producing oil; 1 suspended drilling
           Jennings-Deese      -    3 service wells
           Eola                -    1 producing oil; 1 dry hole

One of our key development projects is the infill drilling program in our East Fitts field in Oklahoma. This field represents approximately 23% of our net proved reserves or 23.1 MMBOE based on December 31, 2000 reserve estimates. This infill drilling program is designed to recover unswept oil reserves from areas of the reservoir by increasing the density of the drilling pattern from the historic ten acre development to a five acre drainage pattern. Studies done by both us and outside engineering consultants have projected that this drainage pattern would allow for the recovery of 85,000 barrels of reserves per well net to our interest. During the first half of 2001, Coho drilled four wells on this project for a total cost of approximately $1.0 million net to our interest. One of the wells encountered a high pressure water flow and was abandoned with the plan to re-enter the well at a later date with suitable drilling equipment and continue the completion. The other three wells were completed with a combined initial production rate of 144 BOPD net to our interest. As projected in the study, these wells have declined from their initial peak rates and on July 30, 2001 are producing at a combined rate of 57 BOPD net to our interest. We also drilled one infill well in 2000 that had an initial production rate of 64 BOPD net of our interest and currently produces at a stabilized daily rate of 23 BOPD as of July 30, 2001. The total drilling and completion program for this group of wells has now established an inverted nine spot injection-producer drainage pattern based on five acre spacing. We are currently observing the performance of this pattern to fully evaluate the actual recoveries and to determine the economic attractiveness of expanding this pattern drilling to the remainder of the Viola reservoir. We estimate that there are an additional 81 proved undeveloped locations remaining to be exploited in this manner. Although we do not plan to drill any additional infill wells for the remainder of 2001 due to our capital constraints, we expect that with sufficient economic performance from the existing pattern of wells, that this program will be resumed in 2002.

     Another key development project is in our East Velma Middle Block unit in Oklahoma which represents approximately 12% of net proved reserves or 11.6 MMBOE based on December 31, 2000 reserve estimates. The installation of the waterflood facilities to serve the Sims and Humphreys units in the East Velma Middle Block Unit are continuing since being initiated in October, 2000. In 2001, we completed the conversion of thirteen existing wellbores to serve as injection wells for these units, completed three water supply wells and have two additional water supply wells in progress. In addition, one producing well was repaired and placed in service, and we have completed the installation of the west water injection facility with all related injection lines. Work has begun and will continue into 2002 on the east water injection facility and the related injection lines to serve this portion of the field. Capital expenditures net to our interest during 2001 on these projects totaled approximately $2 million. We estimate the expenditure of an additional $650,000 for the remainder of 2001 to cover completing a portion of the east water injection facility and for developing an additional six water supply wells and laying the necessary water transfer lines, as well as the conversion of one additional wellbore to provide water injection service. Work on the entire project is expected to continue into in 2002 when it will be completed.

     Currently, we are injecting 9,500 barrels of water per day, and plan to ultimately increase injection to 50,000 barrels of water per day when all wells and facilities are fully operational. We have injected a total of 711,000 barrels of water since we started the project and have seen some production response in three wells in 2001 in addition to the one well which showed response in 2000. Under the projections used for the project, we anticipate seeing production response in the unit beginning in 2003, with peak response being achieved in 2006.

     We have also initiated two pilot waterflood projects in the Bumpass unit, one waterflood project in each of the Graham Deese and Jennings Deese units and expanded the existing waterflood project in the Tatums unit. We initiated one waterflood project in the Brookhaven field in Mississippi.

     Our 2001 annual capital expenditures budget was decreased mid-year from $40.0 million to $35.0 million, with $11.7 million remaining to be spent during the last six months of 2001. The mid-year budget has been approved by our board of directors and will be funded by working capital from operations and borrowing under the credit facility, to the extent available. We have no material capital commitments related to our United States operations and are consequently able to adjust the level of our expenditures based on available cash flow. General and administrative costs associated with our exploration and development activities of $255,000 were capitalized for the first six months of 2000 compared with $480,000 of capitalized costs for the first six months of 2001.

     Hedging Activities and Other Derivatives. Crude oil and natural gas prices are subject to significant seasonal, political and other variables which are beyond our control. In an effort to reduce the effect of the volatility of the prices received for crude oil and natural gas, we have entered, and expect to continue to enter, into crude oil and natural gas hedging transactions by entering into certain arrangements that fix a minimum and maximum price range per barrel. We entered into these arrangements to reduce the downside risk associated with potential crude oil and natural gas price declines by setting a floor price for our future production based on the NYMEX crude oil and natural gas prices. Due to working capital constraints, we entered into the "costless collar" type of transactions because they do not require upfront premiums. Any gain or loss on our crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange for the contract period. Any gain or loss on our natural gas hedging transactions is determined as the difference between the contract price and the New York Mercantile Henry Hub settlement price the next to last business day of the contract. Currently, we have no existing natural gas hedge arrangements. At June 30, 2001, our hedge arrangements are as follows:

     Minimum and Maximum Crude Oil Price Arrangements

     o 2,000 barrels per day for the period July 1, 2001 to December 31, 2001, with a minimum price of $26.00 and a maximum price of $30.70.

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

Subsequent to June 30, 2001, we entered into additional arrangements to hedge approximately 500 barrels of crude oil production per day for the period April 1, 2002 to December 31, 2002 with a minimum price of $22.50 and a maximum price of $25.50. As of August 1, 2001, based on our second quarter 2001 crude oil production level of 10,226 BOEPD, 84% and 43% of our future crude oil production is hedged for the last six months of 2001 and the year ending December 31, 2002, respectively.

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Statement required us to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability.

     Tunisia Operations. We decided to discontinue our participation in the exploration of two Tunisia, North Africa permits due to capital commitments during 2001 exceeding $7 million net to our interest. The two subsidiaries, Coho Anaguid, Inc. and Coho International, that own these permits filed for protection under Chapter 11 of the United States Bankruptcy Code on February 20, 2001. During May 2001, Coho International entered into a settlement agreement with the other joint owners in the permit area. Under this agreement, Coho International assigned its interest in the Fejaj permit to the other joint owners in exchange for the assumption by the other joint owners of Coho International's existing obligations and existing payables under the permit. During July 2001, Coho Anaguid, Inc. entered into a definitive agreement to sell all of its interest in the Anaguid permit to Pioneer Natural Resources Company and the other joint owners in the permit area for cash proceeds of approximately $200,000 and the assumption of Coho Anaguid's obligations under the permit totaling in excess of $7 million. These sales agreements have been approved by the United States Bankruptcy Court, but the sale of the Anaguid permit is still subject to approval by the Tunisian government. We have not recorded the liabilities subject to compromise for these subsidiaries in our consolidated balance sheet as of June 30, 2001 because these liabilities are solely obligations of the bankrupt subsidiaries and, furthermore, substantially all of the obligations of these subsidiaries will be assumed under the sales agreements.

RESULTS OF OPERATIONS

                                                  Six Months Ended              Three Months Ended
                                                      June 30                         June 30
                                             --------------------------      --------------------------
                                                2000            2001            2000            2001
                                             ----------      ----------      ----------      ----------
Selected Operating Data

Production
  Crude Oil (Bbl/day)                             9,650          10,069           9,914          10,226
  Natural Gas (Mcf/day)                           5,927           4,472           5,638           4,529
  BOE (Bbl/day)                                  10,637          10,815          10,854          10,980

Average Crude Oil Sales Prices
  Actual Price Received per Bbl              $    24.70      $    22.86      $    24.58      $    22.25
  Hedging Loss per Bbl                       $     (.09)     $    (2.39)     $     (.18)     $    (2.10)
                                             ----------      ----------      ----------      ----------
  Net Price Received per Bbl                 $    24.61      $    20.47      $    24.40      $    20.15
                                             ==========      ==========      ==========      ==========

Average Natural Gas Sales Prices
  Actual Price Received per Mcf              $     3.07      $     6.12      $     3.64      $     4.82
  Hedging Loss per Mcf                       $     (.02)     $    (1.39)     $     (.04)     $     (.50)
                                             ----------      ----------      ----------      ----------
  Net Price Received per Mcf                 $     3.05      $     4.73      $     3.60      $     4.32
                                             ==========      ==========      ==========      ==========

Other
  Production expenses                        $     5.81      $     6.16      $     5.86      $     6.16
  Production taxes                           $     1.35      $     1.38      $     1.35      $     1.26
  Depletion per BOE                          $     3.82      $     4.30      $     3.82      $     4.30

Production revenues (in thousands)
  Crude Oil                                  $   43,214      $   37,315      $   22,012      $   18,754
  Natural Gas                                     3,290           3,830           1,846           1,780
                                             ----------      ----------      ----------      ----------
                                             $   46,504      $   41,145      $   23,858      $   20,534
                                             ==========      ==========      ==========      ==========

     Operating Revenues. During the first six months of 2001, production revenues decreased 12% to $41.1 million as compared to $46.5 million for the same period in 2000. This decrease was primarily due to a 17% decrease in the price received for crude oil (net of hedging losses discussed below) and a 25% decrease in daily natural gas production, partially offset by a 4% increase in daily crude oil production and a 55% increase in the price received for natural gas (net of hedging losses discussed below). For the three months ended June 30, 2001, production revenues decreased 14% to $20.5 million as compared to $23.9 million for the same period in 2000. This decrease was primarily due to a 17% decrease in the price received for crude oil (net of hedging losses discussed below) and a 20% decrease in daily natural gas production, partially offset by a 3% increase in daily crude oil production and a 20% increase in the price received for natural gas (net of hedging losses discussed below).

     The 4% increase in daily crude oil production during the six months ended June 30, 2001 is due to overall production increases in our operated Mississippi and Oklahoma properties due to:

     o    returning previously shut-in wells to service;

     o    recompleting inactive wells and marginal producers;

     o repairing wells that were previously uneconomical due to depressed crude oil prices; and

     o    increasing drilling activity on our operated properties.

These increases were partially offset by partial losses of production on our Oklahoma crude oil and natural gas properties during 2001 due to a power outage during May and June resulting from a wind storm in southern Oklahoma and due to a power outage during January resulting from an ice storm in southern Oklahoma. We estimate the losses of production resulting from the power outages to be approximately 30,743 BOE or 170 BOEPD for the six months ended June 30, 2001.

     The 25% decrease in daily natural gas production during the first six months of 2001 is due to production declines on our operated and non-operated Oklahoma gas properties. The decline between the comparable six month periods is primarily due to several recompletions during late 1999 and early 2000 which experienced high initial production but subsequently experienced rapid production declines and due to the losses of production caused by the power outages resulting from the ice storm and wind storm as discussed above.

     Average crude oil prices (net of hedging losses discussed below) decreased 17% during the comparable six month and three month periods ending June 30, 2001. Of the 17% decrease for the comparable six month periods, 9% was attributable to crude oil hedging losses and 8% was attributable to decreases in actual prices received from the sale of our crude oil. Of the 17% decrease for the comparable three month periods, 8% was attributable to crude oil hedging losses and 9% was attributable to decreases in actual prices received from the sale of our crude oil. Substantially all of our Mississippi crude oil is sold under contracts which are based on posted crude oil prices and substantially all of our Oklahoma crude oil is sold under a contract which is based on the New York Mercantile Exchange price. The price per Bbl received is adjusted for the quality and gravity of the crude oil and is generally lower than the NYMEX price. Our overall average crude oil price received during the first six months of 2001 was $22.86 per Bbl, before hedging losses of $2.39 per Bbl as discussed below, which represented a discount of 19% to the average NYMEX price for such period.

     The realized price for our natural gas (net of hedging losses discussed below) increased 55% from $3.05 per Mcf in the first six months of 2000 to $4.73 per Mcf in the first six months of 2001. Natural gas prices increased 20% from $3.60 per Mcf in the second quarter of 2000 to $4.32 in the second quarter of 2001. These price increases are due to an increase in average domestic prices for natural gas in response to increased demand for natural gas.

     Production revenues for the six months ended June 30, 2001 included crude oil and natural gas hedging losses of $4.4 million ($2.39 per Bbl) and $1.1 million ($1.39 per Mcf), respectively, as compared to crude oil and natural gas hedging losses for the six months ended June 30, 2000 of $164,000 ($.09 per Bbl) and $20,000 ($.02 per Mcf), respectively. Production revenues for the three months ended June 30, 2001 included crude oil and natural gas hedging losses of $2.0 million ($2.10 per Bbl) and $208,000 ($.50 per Mcf), respectively, as compared to crude oil and natural gas hedging losses for the three months ended June 30, 2000 of $164,000 ($.18 per Bbl) and $20,000 ($.04 per Mcf),
respectively.

     Expenses. Production expenses were $12.0 million for the first six months of 2001 compared to $11.2 million for the first six months of 2000 and $6.2 million for the second quarter of 2001 compared to $5.8 million for the same period in 2000. The increase in expenses for the comparable six month and three month periods is primarily due to:

     o increased electrical costs due to greater fluid movement and higher electrical rates;

     o    increased crude oil production; and

     o increased costs between years to obtain labor, materials and rigs related to well repair activity.

These increases were partially offset by a decrease in well repair costs for the six month and three month periods ended June 30, 2001 as compared to the same periods in 2000 due to a greater number of well repair projects being performed during the comparable periods in 2000 to return shut in wells, inactive wells and marginal wells to production.

     On a BOE basis, production costs increased 6% to $6.16 per BOE in 2001 from $5.81 per BOE in 2000 for the comparable six month periods and increased 5% to $6.16 per BOE in 2001 from $5.86 per BOE in 2000 for the comparable three month periods. On a BOE basis, the increases in production costs for the comparable six month and three month periods primarily relate to increased electrical costs, partially offset by decreased well repair costs.

     Production taxes increased $100,000 or 4% for the first six months of 2001 as compared to the first six months of 2000 and decreased $72,000 or 5% for the second quarter of 2001 as compared to the same period in 2000. The 4% increase for the first six months of 2001 is due to:

     o    increases in crude oil production;

     o    increases in natural gas prices; and

     o the expiration of certain severance tax exemptions on our Mississippi crude oil production during 2001.

These increases were partially offset by decreases in natural gas production and by lower crude oil prices. The These 5% decreases for the second quarter of 2001 is due to:

     o    lower crude oil prices;

     o    decreases in natural gas production; and

     o reinstatement of certain severance tax exemptions due to lower prices on our Mississippi crude oil production.

These decreases were partially offset by increases in crude oil production and increases in natural gas prices.

     General and administrative costs decreased $868,000 or 23% between the comparable six month periods. These decreases are primarily due to:

     o reductions of $564,000 in employee-related costs primarily due to staff attrition and the termination of corporate office employees and officers in April 2000;

     o capitalization of $480,000 of salaries and salary related costs associated with exploration and development during the first six months of 2001 as compared to $255,000 during the same period in 2000; and

     o increases in cost recoveries from working interest owners of $556,000 during the first six months of 2001 as compared to the first six months of 2000 due to an increase in well activity.

These decreases were partially offset by increases of $489,000 in professional fees.

     Loss on derivatives for the six month period and the three month period ended June 30, 2001 includes $132,000 and $61,000, respectively, related to the change in fair value of embedded derivatives included in certain lease agreements and $1.5 million and $1.2 million, respectively, related to the ineffectiveness of our crude oil and natural gas hedging arrangements.

     Allowance for bad debt of $765,000 for the six month period ended June 30, 2000 primarily represents an allowance for uncollectible accounts receivable from working interest owners.

     Depletion and depreciation expense increased 14% to $8.4 million for the six months ended June 30, 2001 from $7.4 million for the comparable six month period in 2000 and increased 14% to $4.3 million for the three months ended June 30, 2001 from $3.8 million for the comparable period in 2000. These increases are due to increased production and an increased rate per BOE from $3.82 per BOE during 2000 to $4.30 per BOE during 2001. These increased rates per BOE for the six month and three month periods ending June 30, 2001 are due to an increase in depletable costs and due to a decline in total proved reserves.

     Interest expense increased 5% for the six month period ended June 30, 2001 to $18.2 million compared to $17.3 million for the same period in 2000 and decreased 4% for the three month period ended June 30, 2001 to $8.8 million compared to $9.2 million for the same period in 2000. Following is a summary of interest expense between comparable periods:

                                                                    Six Months Ended              Three Months Ended
                                                                         June 30                      March 31
                                                                -------------------------     -------------------------
                                                                   2000           2001           2000           2001
                                                                ----------     ----------     ----------     ----------
                                                                      (in thousands)                (in thousands)
         Old bank group loan ..............................     $    7,983     $       --     $       --     $       --
         New credit facility ..............................          4,510          8,297          4,455          3,742
         Standby loan .....................................          3,268          6,022          3,242          3,119
         Amortization of standby loan original issue
           discount .......................................             --            748             --            402
         Amortization of debt issuance costs ..............          1,515          3,132          1,515          1,567
         Miscellaneous ....................................             28             20             28             11
                                                                ----------     ----------     ----------     ----------
                                                                $   17,304     $   18,219     $    9,240     $    8,841
                                                                ==========     ==========     ==========     ==========

The increase for the comparable six month periods is due to higher debt issuance amortization expense for the six months ended June 30, 2001 resulting from $33.9 million in debt issuance costs on our new debt and discontinuance of the accrual of interest on our old unsecured bonds during the first quarter of 2000 as a result of our bankruptcy filing. Approximately $3.5 million of additional interest expense would have been recognized during the first quarter of 2000 if not for the discontinuance of such interest expense accrual. This increase was partially offset by:

     o lower interest expense due to a reduction in our debt on March 31, 2000 resulting from the reorganization;

     o higher interest rates on our old bank group loan during the first quarter of 2000 due to payment defaults and debt acceleration;

     o interest on past due interest payments on our old bank group loan during the first quarter of 2000; and

     o lower interest rates on our bank debt during 2001 resulting from overall lower market rates.

The decrease for the comparable three month periods is primarily due to lower interest rates on amounts outstanding under the new credit facility during the second quarter of 2001 as compared to the same period during 2000, partially offset by:

     o an increase in interest on the new credit facility due to an increased amount of debt outstanding during 2001;

     o an increase in interest on the standby loan due to an increased amount of debt outstanding; and

     o amortization of the standby loan original issue discount during 2001 which resulted from the adoption of SFAS133.

     Loss on standby loan embedded derivative for the six month and three month periods ended June 30, 2001 of $3.0 million and $640,000, respectively, relates to the change in fair value of the semiannual interest payment feature of the standby loan agreement based on the actual price received for our oil and gas production. For the six month period ended June 30, 2001, the fair value of this semiannual interest payment, which is considered an embedded derivative, increased by $4.4 million from $16.7 million at December 31, 2000 to $21.0 million at June 30, 2001. Approximately $3.0 million of the increase in fair value was included in the above mentioned loss on standby loan embedded derivative and the remaining increase of $1.4 million was due to the issuance of a new note under the standby loan agreement for payment-in-kind of interest on March 30, 2001. For the three month period ended June 30, 2001, the fair value of the semiannual interest payment increased by $640,000 from $20.4 million at March 31, 2001 to $21.0 million at June 30, 2001.

     Reorganization costs decreased $14.3 million for the comparable six month periods from $12.2 million for the six months ending June 30, 2000 to a gain of $2.2 million for the six months ending June 30, 2001. During 2000, substantially all estimated reorganization expenses were accrued, which included:

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

During 2001, settlements of disputed bankruptcy claims resulted in lower settlement amounts than originally estimated, resulting in a $1.2 million gain. In addition, our insurer agreed upon a claims settlement for reimbursement of litigation fees, resulting in a $950,000 gain. Reorganization costs decreased $1.6 million for the comparable three month periods from $682,000 for the three months ended June 30, 2000 to a gain of $950,000 for the three months ended June 30, 2001. The loss of $682,000 during the three months ended June 30, 2000 relates to:

     o    accrual of amounts made under our retention bonus plan;

     o professional fees for attorneys associated with the implementation of our plan of reorganization; and

     o    revisions of provisions for bankruptcy claims.

During the second quarter of 2001, our insurer agreed upon a claims settlement for reimbursement of litigation fees, resulting in a $950,000 gain.

     Accumulated effect of an accounting change for the six months ended June 30, 2001 relates to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 required us to record the fair value at January 1, 2001 of embedded derivatives contained in certain agreements on the balance sheet with an offsetting amount in accumulated effect of an accounting change. At January 1, 2001, we recorded the fair value of embedded derivatives for certain leases in Laurel, Mississippi and the standby loan resulting in a $300,000 loss and $9.5 million gain, respectively. The accumulated effect of the accounting change related to the standby loan embedded derivative was an increase in net income of $9.5 million because, under the previous accounting treatment, the changes in the estimated future additional interest due to changes in forecasted crude oil and natural gas prices were recorded on an undiscounted basis through earnings as compared to the fair market value basis under SFAS No. 133 that considers the time value of the future additional interest payments.

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

     Due to the factors discussed above, our net earnings for the six months ended June 30, 2001 were $3.8 million and our net loss for the three months ended June 30, 2001 was $2.5 million as compared to a net losses of $16.9 million and $2.3 million, respectively, for the same periods in 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

     Our results of operations are highly dependent upon the prices received for crude oil and natural gas production. We have entered, and expect to continue to enter, into forward sale agreements or other arrangements for a portion of our crude oil and natural gas production to hedge our exposure to price fluctuations. At June 30, 2001, we have hedged a portion of our crude oil production through December 31, 2002. To calculate the potential effect of the hedging contracts on our revenues, we applied prices from June 30, 2001 future oil price curves for the remainder of 2001 and 2002 to the quantity of our oil production hedged for these periods. In addition, we applied June 30, 2001 future oil pricing from the price curves assuming a 10% increase in prices and assuming a 10% decrease in prices. The estimated changes in our revenue through December 31, 2002 resulting from the hedging contracts are as follows:

                                                                      Remainder of
                                                                          2001              2002
                                                                      -------------     ------------

     Increase (decrease) based on current price curve                 $ (3,858,000)     $ (2,658,000)
     Increase (decrease) based on 10% decrease in price curve         $     55,002      $ (1,091,000)
     Increase (decrease) based on 10% increase in price curve         $ (6,866,000)     $ (3,949,000)

     At June 30, 2001 a principal amount of $83.2 million was outstanding under our senior subordinated notes due 2007, which we also refer to as our standby loan agreement. The standby loan bears interest at a minimum rate of 15% payable semiannually plus additional interest, after March 31, 2001, in an amount equal to 1/2% for every $0.25 that the actual price, net of hedging costs, for our oil and gas production exceeds $15.00 per barrel of oil equivalent during the applicable semiannual interest period, up to a maximum of 10% additional interest per year. At June 30, 2001, using then current future crude oil and natural gas curves, we calculated the estimated additional interest payments due through June 30, 2002. In addition, we calculated the estimated additional interest payments due through June 30, 2002 assuming a 10% decrease in prices and a 10% increase in prices. The estimated additional interest due through June 30, 2002 relating to the additional interest under the standby loan is as follows:

     (Decrease) based on current price curve                           $(8,007,000)
     (Decrease) based on 10% decrease in price curve                   $(4,680,000)
     (Decrease) based on 10% increase in price curve                   $(8,319,000)

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

INTEREST RATE RISK

     Total debt as of June 30, 2001, included $192.5 million of floating-rate debt attributed to bank credit facility borrowing. As a result, our annual interest cost in 2001 and 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating interest rate (approximately 71 basis points) would be approximately $1.3 million assuming outstanding debt of $192.5 million throughout the year. Currently, $185.0 million of outstanding debt under our bank credit facility is at a guaranteed libor rate of 7.0625% through November 13, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           None

ITEM 2. CHANGES IN SECURITIES

           None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5. OTHER INFORMATION

     On August 10, 2001, James E. Bolin and Ronald Goldstein advised us that they were resigning, effective immediately, as directors of Coho Energy, Inc. On August 15, 2001, John G. Graham also advised us that he was resigning, effective immediately, as a director of Coho Energy, Inc. The board vacancies created by these director resignations have not been filled at this time.

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


                                COHO ENERGY, INC.
                                  (Registrant)

Date: August 17, 2001
                                  By:      /s/  Gary L. Pittman
                                     -----------------------------------------
                                                Gary L. Pittman
                                  (Vice President and Chief Financial Officer)


                                  By:       /s/ Susan J. McAden
                                     -----------------------------------------
                                              Susan J. McAden
                                  (Chief Accounting Officer and Controller)