Form 10-Q
period 2002-03-31
COHO ENERGY INC
filed 2002-05-15
CIK 908797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                ______to_______.

                         Commission file number 0-22576

                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)


            Texas                                              75-2488635
-------------------------------                          ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                           Identification Number)

14785 Preston Road, Suite 860
Dallas, Texas                                                      75254
----------------------------------------                        ----------
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

                                Yes  X   No
                                    ---     ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at May 14, 2002
--------------------------------------            ---------------------------
Common Stock, par value $.01 per share                    18,714,175

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Report of Independent Public Accountants                    3

                  Condensed Consolidated Balance Sheets -
                  December 31, 2001 and March 31, 2002 (Unaudited)            4

                  Condensed Consolidated Statements of Operations -
                  three months ended March 31, 2001 and 2002 (Unaudited)      5

                  Condensed Consolidated Statement of Shareholders' Equity -
                  three months ended March 31, 2002 (Unaudited)               6

                  Condensed Consolidated Statements of Cash Flows -
                  three months ended March 31, 2001 and 2002 (Unaudited)      7

                  Notes to Condensed Consolidated Financial Statements        8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        15

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                23


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          25

         Item 2.  Changes in Securities and Use of Proceeds                  26

         Item 3.  Defaults Upon Senior Securities                            26

         Item 4.  Submission of Matters to a Vote of Security Holders        27

         Item 5.  Other Information                                          27

         Item 6.  Exhibits and Reports on Form 8-K                           27

         Signatures                                                          28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Coho Energy, Inc. (a Texas corporation) and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statement of shareholder's equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Coho Energy, Inc. and subsidiaries as of December 31, 2001 (not presented herein) and, in our report dated March 29, 2002, we expressed an unqualified opinion on that statement. However, our report was modified regarding substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                               ARTHUR ANDERSEN LLP

Dallas, Texas
May 7, 2002

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           DECEMBER 31      MARCH 31
                                                              2001            2002
                                                          ------------    ------------
                                                                           (UNAUDITED)
                         ASSETS

Current assets
  Cash and cash equivalents ...........................   $      9,779    $     10,677
  Cash in escrow ......................................             25              25
  Accounts receivable, principally trade ..............          8,198           8,335
  Accrued unrealized gains on derivatives .............          2,226              37
  Other current assets ................................            691             931
                                                          ------------    ------------
                                                                20,919          20,005

Property and equipment, at cost net of accumulated
  depletion and depreciation, based on full cost
  accounting method ...................................        332,952         330,846

Other assets ..........................................         23,272             112
                                                          ------------    ------------

                                                          $    377,143    $    350,963
                                                          ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities not subject to compromise
  Current liabilities
    Accounts payable, principally trade ...............   $      4,928    $        713
    Accrued liabilities and other payables ............          3,815           3,539
    Accrued reorganization costs ......................             75             887
    Accrued  unrealized losses on derivatives .........         11,935             506
    Accrued interest ..................................          1,396           1,034
    Current portion of long term debt .................        282,845              --
                                                          ------------    ------------
        Total current liabilities .....................        304,994           6,679

Liabilities subject to compromise
  Accounts payable, principally trade .................             --           5,771
  Accrued liabilities and other payables ..............             --             944

  Long term debt ......................................             --         327,680
                                                          ------------    ------------
        Total liabilities subject to compromise .......             --         334,395

Long term debt, excluding current portion .............          2,710              --

Long term derivative liabilities ......................            257             397

Commitments and contingencies .........................            450             450

Shareholders' equity
  Preferred stock, par value $0.01 per share
    Authorized 10,000,000 shares, none issued .........             --              --
  Common stock, par value $0.01 per share
    Authorized 50,000,000 shares
    Issued and outstanding 18,714,175 shares ..........            187             187
  Additional paid-in capital ..........................        324,483         324,586
  Other comprehensive income ..........................          2,004           1,858
  Retained deficit ....................................       (257,942)       (317,589)
                                                          ------------    ------------
        Total shareholders' equity ....................         68,732           9,042
                                                          ------------    ------------
                                                          $    377,143    $    350,963
                                                          ============    ============


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31
                                                               ----------------------------
                                                                   2001            2002
                                                               ------------    ------------
Operating revenues
  Net crude oil and natural gas production .................   $     20,611    $     14,868
                                                               ------------    ------------

Operating expenses
  Crude oil and natural gas production .....................          5,890           6,347
  Taxes on oil and gas production ..........................          1,444             889
  General and administrative ...............................          1,323           1,360
  Loss on derivatives ......................................            280           2,938
  Depletion and depreciation ...............................          4,115           4,513
                                                               ------------    ------------
       Total operating expenses ............................         13,052          16,047
                                                               ------------    ------------


Operating income (loss) ....................................          7,559          (1,179)
                                                               ------------    ------------

Other income and expenses
  Interest and other income ................................             72              20
  Interest expense .........................................         (9,378)         (5,232)

  Loss on standby loan embedded derivative .................         (2,340)             --
                                                               ------------    ------------
                                                                    (11,646)         (5,212)

Loss from operations before reorganization costs,
  income taxes and accumulated effect of an
  accounting change ........................................         (4,087)         (6,391)


Reorganization costs .......................................          1,200         (53,256)
                                                               ------------    ------------

Loss before income taxes and accumulated effect
  of an accounting change ..................................         (2,887)        (59,647)


Income tax expense (benefit) ...............................             --              --
                                                               ------------    ------------

Loss before accumulated effect of an accounting change .....         (2,887)        (59,647)


Accumulated effect of an accounting change .................          9,180              --
                                                               ------------    ------------

Net income (loss) ..........................................   $      6,293    $    (59,647)
                                                               ============    ============

Basic and diluted loss per common share
  Loss before accumulated effect of an accounting change ...   $       (.15)   $      (3.19)
  Net income (loss) ........................................   $        .34    $      (3.19)


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                            NUMBER OF                                   ACCUMULATED
                                              COMMON                    ADDITIONAL         OTHER          RETAINED
                                              SHARES        COMMON        PAID-IN      COMPREHENSIVE      EARNINGS
                                            OUTSTANDING      STOCK        CAPITAL      INCOME (LOSS)      (DEFICIT)        TOTAL
                                           ------------   ----------   ------------   --------------    ------------    ----------

Balance at December 31, 2001 ...........     18,714,175   $      187   $    324,483   $        2,004    $   (257,942)   $   68,732
  Stock option compensation ............             --           --            103               --              --           103
  Net loss .............................             --           --             --               --         (59,647)      (59,647)
  Amortization of hedging derivative ...             --           --             --             (146)             --          (146)
                                           ------------   ----------   ------------   --------------    ------------    ----------

Balance at March 31, 2002 ..............     18,714,175   $      187   $    324,586   $        1,858    $   (317,589)   $    9,042
                                           ============   ==========   ============   ==============    ============    ==========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                 ----------------------------
                                                                     2001            2002
                                                                 ------------    ------------
Cash flows from operating activities
  Net income (loss) ..........................................   $      6,293    $    (59,647)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depletion and depreciation .............................          4,115           4,513
      Standby loan interest ..................................          3,249           1,554
      Reorganization costs ...................................             --          52,439
      Loss on standby loan embedded derivative ...............          2,340              --
      Accumulated effect of an accounting change .............         (9,180)             --
      Loss on derivatives ....................................             --           2,525
      Amortization of debt issuance costs and other ..........            805             720
Changes in operating assets and liabilities:
     Accounts receivable and other assets ....................            137            (433)
     Accounts payable and accrued liabilities ................         (3,683)          2,715
                                                                 ------------    ------------

Net cash provided by operating activities ....................          4,076           4,386
                                                                 ------------    ------------

Cash flows from investing activities
      Property and equipment .................................        (14,276)         (2,406)
      Changes in accounts payable and accrued liabilities
         related to exploration and development ..............            675             (25)
                                                                 ------------    ------------

Net cash used in investing activities ........................        (13,601)         (2,431)
                                                                 ------------    ------------

Cash flows from financing activities
      Increase in long term debt .............................         10,000              --
      Repayment of long term debt ............................             --          (1,057)
                                                                 ------------    ------------

Net cash provided by (used in) financing activities ..........         10,000          (1,057)
                                                                 ------------    ------------

Net increase in cash and cash equivalents ....................            475             898
Cash and cash equivalents at beginning of period .............          6,661           9,779
                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................   $      7,136    $     10,677
                                                                 ============    ============

Cash paid (received) during the period for:
      Interest ...............................................   $      4,517    $      3,408
      Income taxes ...........................................   $         --    $         --
      Reorganization costs (includes prepayments) ............   $      2,297    $        575
      Reorganization receipts (interest income) ..............   $         --    $        (21)


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

     General

         The accompanying condensed consolidated financial statements of Coho Energy, Inc. (the "Company") and subsidiaries have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by accounting principles generally accepted in the United States, or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of normal recurring accruals other than adjustments related to the Company's 2000 plan of reorganization, the current bankruptcy proceedings and adjustments to record the accumulated effect of an accounting change, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods, have been made. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Accounts Receivable

         The Company performs ongoing reviews with respect to accounts receivable and maintains an allowance for doubtful accounts receivable ($488,000 and $470,000 at December 31, 2001 and March 31, 2002, respectively) based on expected collectibility.

     Other Assets

         Other assets at December 31, 2001 include unamortized debt issuance costs related to the Company's senior subordinated notes due 2007, also referred to as the standby loan, and senior revolving credit facility of $20.3 million and $2.9 million, respectively. There were no unamortized debt issuance costs at March 31, 2002. Historically, these costs have been amortized using the straight line method over the terms of the related financing; however, due to the Company's current bankruptcy proceedings, these costs were written-off during the first quarter of 2002 to reorganization expense.

     Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Pursuant to APB No. 25, no compensation expense is recognized for stock option awards when the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date. On April 1, 2000, the Company awarded approximately 491,000 stock options with an exercise price less than the market price on the measurement date by $1.68 per share. Compensation costs have been amortized using the straight line method over the two-year vesting period of the stock options. The Company has recognized $103,000 of compensation expense related to such stock options for the quarter ended March 31, 2002.

     Hedging Activities and Other Derivative Instruments

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The statement required the Company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability based on fair value on January 1, 2001. In addition, subsequent changes in fair value for the effective portion of derivatives qualifying as hedges were required to be recognized in other comprehensive income ("OCI") until the sale of the related hedged production was recognized in earnings. The accumulated effect of this accounting change resulted in an increase in net income of $9.2 million and an increase in OCI of $2.0 million during the year ended December 31, 2001. On January 1, 2002, the Company voluntarily

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)

removed the hedge designation between its hedge arrangements and the related crude oil production or dedesignated the hedging relationship, for accounting purposes, for the remainder of the hedges. Subsequent to the dedesignation of the hedging relationship, realized gains and losses and future changes in fair value must be recorded in earnings and recognized in gain/loss on derivatives in the period when the realized gain or loss or change in fair value occurs. In addition, deferred unrealized gains recorded in OCI at December 31, 2001 will be amortized into earnings upon the sale of the related production. Based on the OCI recorded as of March 31, 2002, $1.9 million of deferred net gains on derivatives will be reclassified to earnings during the next twelve-month period upon the sale of related production. For the three-month period ended March 31, 2002, the Company recorded realized losses on settlement of hedges, losses on derivatives due to changes in the fair value of derivatives and a gain related to the amortization of OCI of $413,000, $2.5 million and $145,000, respectively.

         The Company has entered into certain arrangements that fix a minimum and maximum price range for a portion of its future crude oil and natural gas production. The Company entered into these arrangements to reduce the downside risk associated with potential crude oil and natural gas price declines by setting a floor price for its future production based on the NYMEX crude oil and natural gas prices. Due to working capital constraints, the Company entered into the "costless collar" type of transactions because they do not require upfront premiums. Prior to January 1, 2002, these hedge arrangements qualified as cash flow hedges under SFAS No. 133; however, on January 1, 2002, as discussed above, the Company voluntarily dedesignated the hedging relationship for the remainder of its hedges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion on the Company's hedge arrangements and a summary of the Company's existing hedge arrangements.

         The Company has entered into notes in connection with the standby loan agreement and certain lease agreements which contain provisions for payments based on crude oil and natural gas prices. These agreements are considered to include embedded derivatives under SFAS No. 133. See note 4 for additional discussion on agreements containing embedded derivatives.

2. BANKRUPTCY PROCEEDINGS

         On November 1, 2001, the lenders under the senior revolving credit facility notified the Company that its borrowing base under this facility had been redetermined in the semi-annual review from $195 million to $175 million effective November 1, 2001, causing a borrowing base deficiency of $20 million. The Company did not have sufficient working capital to cure the borrowing base deficiency within the 90 day cure period and on February 1, 2002 a notice of default was issued by the lenders under the senior revolving credit facility. The Company is also in default under the terms of its standby loan agreement. On February 6, 2002, the Company and its wholly owned subsidiaries, Coho Resources, Inc. and Coho Oil & Gas, Inc., filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. The bankruptcy petitions were filed to protect the Company while it develops a solution to its liquidity problems. The Company is currently operating as debtor-in-possession under the court's supervision and pursuant to its orders. The Company filed schedules with the bankruptcy court on March 8, 2002.

         The Company, the bank group, and the unsecured creditors committee, together with CIBC World Markets Corp. ("CIBC"), as the financial advisor for all three, have developed a marketing plan, subject to bankruptcy court approval, in the attempt to achieve maximum value for the Company's assets. The marketing plan allows the Company to explore other alternatives available, in addition to a sale of the Company's assets, including a recapitalization of the Company's debt and equity from existing or new investors to cure the $20 million borrowing base deficiency and to provide working capital to develop its properties. A recapitalization may include a partial sale of assets. Any sale or recapitalization will be subject to bankruptcy court approval under a Chapter 11 plan of reorganization or liquidation or in accordance with Section 363 of the bankruptcy code, which generally provides for a partial sale of assets prior to confirmation of a plan of reorganization or liquidation.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


         All adjustments to the carrying value of the Company's assets or liabilities related to the bankruptcy filing have not been reflected in the March 31, 2002 balance sheet. In accordance with Statement of Position 90-07, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," during 2002, the Company will adjust liabilities subject to compromise to its estimate of the allowed claims. During the first quarter of 2002, the Company recorded an estimated default penalty on the standby loan of $29.3 million and adjusted the recorded amount of the standby loan embedded derivative which resulted in a $10.2 million gain. In addition, unamortized debt issuance costs of $22.6 million and debt discounts of $10.7 million were written off. The adjustments to the March 31, 2002 carrying values related to the standby loan default penalty, standby loan embedded derivative, unamortized debt issuance costs and debt discounts were recorded in earnings as reorganization costs.

         Subsequent to its February 6, 2002 filing of a voluntary petition for bankruptcy protection, the Company filed two motions with the bankruptcy court to seek use of the bank group's cash collateral on an on-going basis. Since filing bankruptcy, the Company has been operating under two orders authorizing the use of cash collateral, initially an interim order and currently a final order which was approved on February 26, 2002 and authorizes expenditures through June 30, 2002. Under these orders, the Company may pay for ordinary course of business goods and services incurred after February 6, 2002 that are within the court approved budgets attached to each order. Any expenditure that is outside the ordinary course of business or that is not reflected in the approved budgets must be specifically approved by the bankruptcy court.

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the Company's business or on the interests of the creditors or shareholders. Management believes, however, that it may not be possible to satisfy in full all of the claims against the Company and the shareholders of the Company may not realize any value on their investment. If all of the Company's oil and gas properties are sold, the Company will be liquidated. As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to February 6, 2002, including secured debt, are subject to compromise. Under the bankruptcy code, payment of these liabilities may not be made except pursuant to a plan of reorganization or liquidation or bankruptcy court approval.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has received a notice of default from its lenders under its existing bank credit facility, is in default under the terms of its standby loan agreement and on February 6, 2002, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including $331 million in net property, plant and equipment) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop proved oil and gas reserves. These factors, among others, raise substantial doubt concerning the Company's ability to continue as a going concern.

         The Chapter 11 filing excluded the Company's wholly owned subsidiary, Coho Resources Limited, which had current assets of $18,000 and current liabilities of $2,000 included in the Company's condensed consolidated balance sheet at March 31, 2002.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


3. PROPERTY AND EQUIPMENT

                                                                                       DECEMBER 31,     MARCH 31,
                                                                                           2001            2002
                                                                                       ------------    ------------

Crude oil and natural gas leases and rights including exploration,
  development and equipment thereon, at cost .......................................   $    742,214    $    744,621
Accumulated depletion and depreciation .............................................       (409,262)       (413,775)
                                                                                       ------------    ------------
                                                                                       $    332,952    $    330,846
                                                                                       ============    ============

         Related overhead and expenditures of $240,000 were capitalized in the first quarter of 2001. Due to the significant decrease in development work during 2002, capitalized overhead expenditures have been reduced to $75,000 for the first quarter of 2002.

         During the three months ended March 31, 2001 and 2002, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

         At December 31, 2001 and March 31, 2002, the Company had no unproved crude oil and natural gas costs excluded from costs subject to depletion.

4. LONG-TERM DEBT

                                                         DECEMBER 31,      MARCH 31,
                                                             2001            2002
                                                         ------------    ------------

Credit facility ......................................   $    195,000    $    195,000
Standby loan (senior subordinated notes due 2007) ....         82,515          93,452
Standby loan embedded derivative (contingent
   interest) .........................................             --           1,538
Standby loan default penalty .........................             --          29,344
Standby loan interest to be paid-in-kind .............          3,621           4,984
Promissory notes .....................................          3,419           3,362
Other ................................................          1,000              --
                                                         ------------    ------------
                                                              285,555         327,680
Current maturities of long-term debt .................       (282,845)       (327,680)
                                                         ------------    ------------

                                                         $      2,710    $         --
                                                         ============    ============

Credit Facility

         At March 31, 2002, $195 million in borrowings were outstanding under the revolving credit facility and classified as liabilities subject to compromise due to the bankruptcy filing. Interest on borrowings under the credit facility are payable monthly under our cash collateral order. Pursuant to the cash collateral order, interest accrues at the London interbank offered rate ("LIBOR") plus the applicable margin under the credit facility (currently 3%) plus the 2% default rate until March 15, 2002 on borrowings of $195 million and will accrue at the same rate until May 13, 2002 on borrowings of $175 million. Subsequent to these periods, interest will accrue on outstanding balances at prime plus the applicable margin under the credit facility (currently 2%) plus the 2% default rate.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


         The credit agreement contains financial and other covenants. The Company was unable to maintain the required ratio of cash flow to interest expenses, senior debt to cash flow and current assets to current liabilities, as required by the credit agreement, during the first quarter of 2002. As of March 31, 2002, the covenant ratios of cash flow to interest expense, senior debt to cash flow, and current assets to current liabilities were 2.6 to 1, 5.5 to 1, and 0.6 to 1, respectively. Non-cash transactions resulting from the adoption and accounting treatment of SFAS No. 133 are excluded from the calculation of covenant ratios under the credit facility.

Standby Loan

         On March 31, 2000, in connection with its 2000 plan of reorganization, the Company issued, mainly to its majority shareholders, an aggregate principal amount of $72 million in senior subordinated notes due March 31, 2007. These senior subordinated notes, herein referred to as the "standby loan," bear interest at a minimum annual rate of 15% plus additional interest, after March 31, 2001, in an amount equal to 1/2% for every $0.25 that the "actual price" for the Company's crude oil and natural gas production exceeds $15 per barrel of oil equivalent up to a maximum of 10% additional interest per year. Any time the average realized price exceeds $20 per barrel of oil equivalent, the Company will be required to pay the 10% maximum additional interest. The senior subordinated notes require semiannual interest payments which are required to be paid-in-kind under the intercreditor arrangement between the standby lenders and the lenders under the senior revolving credit facility unless the Company meets specified financial tests. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. As a result of the bankruptcy filing on February 6, 2002, interest on the standby loan ceased to accrue. See the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed description of the additional interest calculations.

         The standby loan agreement contains certain covenants and cross default provisions, including cross default provisions which automatically cause the Company to be in default under the terms of the standby loan agreement in the event the Company is in default under the senior revolving credit facility or in the event the Company seeks relief under any provision of the bankruptcy law. The Company's February 6, 2002 bankruptcy filing automatically accelerated all amounts due, including the prepayment fee, under the standby loan. Due to the bankruptcy filing the carrying value of the Company's outstanding debt at March 31, 2002 is classified as a liability subject to compromise and all interest on the standby loan ceased to accrue subsequent to February 6, 2002.

         The standby loan agreement contains a prepayment provision which was triggered by the Company's filing for bankruptcy. The prepayment provision requires a standard make-whole payment at 300 basis points over the treasury rate, which is defined as the yield of U.S. Treasury securities with a term equal to the then-remaining term of the standby loan notes that has become publicly available on the third business day before the date fixed for repayment. As of February 6, 2002, the date the Company filed for bankruptcy, the estimated prepayment fee, also referred to as the default penalty, of $29.3 million, using a calculated treasury rate of 4.22%, was accrued and is reflected in liabilities subject to compromise with the offsetting charge to reorganization expense.

         The Company adopted SFAS No. 133 effective January 1, 2001. This statement required the Company to record the fair value of the additional semiannual interest feature, which is considered an embedded derivative, as a liability (see note 5). Accordingly, a debt discount was recorded related to the standby loans reflecting the fair value of the embedded derivatives at the date the original notes were issued. Historically, the debt discount has been amortized into interest expense using the straight line method over the term of the related notes. Subsequent to filing bankruptcy on February 6, 2002, the unamortized debt discount of $10.7 million was written off to reorganization expense.

Promissory Notes

         Claims for tax, penalty and interest were filed against the Company by the State of Louisiana and the State of Mississippi during the Company's previous bankruptcy. During 2001, the Company settled claims with both taxing

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


authorities. Five-year, interest-bearing promissory notes were issued for settlement of these priority tax claims. The outstanding balance of $3.4 million is included in liabilities subject to compromise as long term debt due to the bankruptcy filing during February 2002.

Other

         The Company has settled the claims of Chevron Corp. and Chevron USA for indemnification of any environmental liabilities in the Brookhaven field in conjunction with its 2000 bankruptcy reorganization. The terms of this settlement required the Company to fund $2.5 million over a two-year period to partially finance the implementation of a remediation plan. The Company paid the final payment of $1.0 million on January 1, 2002.

5. DERIVATIVE LIABILITIES

         The standby loan agreement (see note 4) contains an additional semiannual interest feature which is calculated based on the actual price the Company receives for its oil and gas production. The additional interest feature of the standby loan agreement is considered an embedded derivative under SFAS No. 133. During the first quarter of 2002, subsequent to the Company's filing for bankruptcy, the Company adjusted the recorded amount of the embedded derivative to the estimated amount of interest due through February 6, 2002 and recorded the resulting gain of $10.2 million in earnings as a reduction in reorganization expense. The adjusted value of the embedded derivative of $1.5 million is recorded on the balance sheet and included in long term debt subject to compromise at March 31, 2002.

         Certain leases in Laurel, Mississippi contain provisions for a portion of the lease payments to be based on the price of crude oil. These provisions are considered embedded derivatives under SFAS No. 133 and are recorded at their fair value of $473,000, with $76,000 recorded in current liabilities and $397,000 in long term derivative liabilities, at March 31, 2002.

6. EARNINGS PER SHARE

         Basic and diluted earnings per share ("EPS") have been calculated based on the weighted average number of shares outstanding for the three months ended March 31, 2001 and 2002 of 18,714,175. For the three months ended March 31, 2002, conversion of stock options and warrants would have been antidilutive and, therefore, was not considered in diluted EPS.

7. COMPREHENSIVE INCOME

         Comprehensive income includes net income and certain items recorded directly to Stockholders' Equity and classified as OCI. On January 1, 2002, the Company voluntarily dedesignated its hedging relationship on the remainder of its hedges, as described above in Note 1. Accordingly, unrealized gains of $2.0 million at December 31, 2001, which were included in OCI, are being amortized into earnings over the original hedge period. Comprehensive income for the three months ended March 31, 2001 and March 31, 2002 is as follows:

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31
                                                           ----------------------------
                                                               2001            2002
                                                           ------------    ------------

Net (Loss) Income ......................................   $      6,293    $    (59,647)
Other Comprehensive Income
    Cumulative effect of change in accounting ..........         (5,827)             --
    Changes in fair value of open hedging positions ....         (2,363)             --
    Amortization related to settled contracts ..........             --            (145)
                                                           ------------    ------------
Comprehensive Loss .....................................   $     (1,897)   $    (59,792)
                                                           ============    ============

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)
                                   (UNAUDITED)


8. COMMITMENTS AND CONTINGENCIES

         Like other crude oil and natural gas producers, the Company's operations are subject to extensive and changing federal and state environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities and site restoration and abandonment activities. At March 31, 2002, the Company had accrued approximately $500,000 related to such costs, of which $50,000 is included in current liabilities and $450,000 is included in contingent liabilities. At this time, the Company does not believe that any potential liability, in excess of amounts already provided for, would have a significant effect on the Company's financial position.

Litigation. On May 27, 1999, the Company filed a lawsuit against five affiliates of Hicks, Muse, Tate & Furst. The lawsuit alleges (1) breach of the written contract terminated by HM4 Coho L.P. ("HM4"), a limited partnership formed by Hicks Muse on behalf of the Hicks, Muse, Tate & Furst Equity Fund IV, in December 1998, (2) breach of the oral agreements reached with HM4 on the restructured transaction in February 1999 and (3) promissory estoppel. The Company reached a settlement of the litigation in May, 2001, subject to approval of the United States Bankruptcy Court (the "Bankruptcy Court") and resolution of certain disputes relating to a matter under seal by order of the Bankruptcy Court as discussed below. Final settlement documents were signed during October 2001 and approved by the Bankruptcy Court in January 2002. The disputed termination issue discussed below has not been finalized so the final settlement has been extended until May 15, 2002. The Company does not expect the settlement to have a material impact on the Company's financial position or results of operations.

         Pursuant to the Company's 2000 plan of reorganization, shareholders as of February 7, 2000, are eligible to receive their pro rata share of 20% of the proceeds available from the Hicks Muse lawsuit settlement after fees and expenses. The Company has not yet determined the impact, if any, of its current bankruptcy proceedings on the distribution of these proceeds to shareholders.

         During 2001, the Company became involved in a matter in connection with the lawsuit filed by the Company against Hicks Muse. This matter is under seal by order of the Bankruptcy Court. The matter involves a termination issue and the plaintiff claims damages that are based on a percentage of the ultimate amount recovered, if any, in the lawsuit against Hicks Muse. These percentages would be calculated on a graduated scale decreasing from 30% to 10% as the amount recovered increases. Alternatively, the plaintiff claims damages on the basis of lost time. However, the Company does not believe that either of these methods represents an appropriate measure of damages. The Company believes that the claim is without merit. At the order of the Bankruptcy Court, certain matters were arbitrated. The arbitration panel's sealed findings were forwarded to the Bankruptcy Court and considered in conjunction with the final settlement discussed above. The damages awarded are currently being appealed by the plaintiff. The Company does not expect this matter to have a material impact on its financial position or results of operations. Resolution of this matter may, however, impact the amount of proceeds available to the Company from the settlement of the Hicks Muse lawsuit.

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

BANKRUPTCY PROCEEDINGS

         On February 6, 2002, we and our wholly owned subsidiaries, Coho Resources, Inc. and Coho Oil & Gas, Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. The bankruptcy petitions were filed to protect us while we develop a solution to our liquidity problems. In November 2001, we received a notice of borrowing base deficiency from our bank lenders because the banks had reduced our borrowing base by $20 million in their semi-annual review. We were unable to cure the borrowing base deficiency within the 90-day cure period and received a notice of default from the lenders on February 1, 2002. We are currently operating as debtor-in-possession under the court's supervision and pursuant to its orders.

         We, our bank group and the unsecured creditors committee, together with CIBC World Markets Corp. ("CIBC"), as the financial advisor for all three, have developed a marketing plan, which is subject to bankruptcy court approval, in the attempt to achieve maximum value for our assets in this process. The marketing plan will allow us to explore other alternatives available to us, in addition to a sale of our assets, including a recapitalization of our debt and equity assuming we are able to raise sufficient equity from existing or new investors to cure the $20 million borrowing base deficiency and to provide working capital to develop our properties. A recapitalization may include a partial sale of our assets. Any sale or recapitalization will be subject to bankruptcy court approval under a Chapter 11 plan of reorganization or liquidation or in accordance with Section 363 of the bankruptcy code, which generally provides for a partial sale of assets prior to confirmation of a plan of reorganization or liquidation.

         Pursuant to our marketing plan, a tentative timetable has been established to solicit bids for the sale of our company or our assets. Critical dates are as follows:

          o   May 16, 2002                   - Indication of interest deadline;

          o   April 29, 2002 - June 14, 2002 - Data room visits;

          o   June 20, 2002                  - Final offers due;

          o   June 27, 2002                  - Court hearing and auction; and

          o   August 16, 2002                - Final closing.

These dates are only estimates and can be amended or cancelled. The bankruptcy court and the unsecured creditors committee have expressed their willingness to consider alternatives and any and all bids may be rejected if we decide to pursue such alternative transactions.

         All adjustments to the carrying value of our assets or liabilities related to the bankruptcy filing have not been reflected in the March 31, 2002 balance sheet. In accordance with Statement of Position 90-07, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," during 2002, we will adjust liabilities subject to compromise to the estimate of the allowed claims. During the first quarter of 2002, we recorded an estimated default penalty on the standby loan of $29.3 million and adjusted the recorded amount of the standby loan embedded derivative which resulted in a $10.2 million gain. In addition, unamortized debt issuance costs of $22.6 million and debt discounts of $10.7 million were written off. The adjustments to the standby loan default penalty, standby loan embedded derivative, unamortized debt issuance costs and debt discounts were recorded in earnings as reorganization expense.

         Subsequent to February 6, 2002, we filed two motions with the bankruptcy court to seek use of the bank group's cash collateral on an on-going basis. Since filing bankruptcy, we have been operating under two orders authorizing the use of cash collateral, initially an interim order and currently a final order which was approved on February 26, 2002 and authorizes expenditures through June 30, 2002. Under these orders, we may pay for ordinary course of business goods and services incurred after February 6, 2002 that are within the court approved budgets attached to each order. Any expenditure that is outside the ordinary course of business or that is not reflected in the approved budgets must be specifically approved by the bankruptcy court.

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on our business or on the interests of the creditors or shareholders. Management believes, however, that it may not be possible to satisfy in full all of the claims against the Company and the shareholders of the Company may not realize any value on their investment. If all of our oil and gas properties are sold, the Company will be liquidated. As a result of the bankruptcy filing, all of our liabilities incurred prior to February 6, 2002, including secured debt, are subject to compromise. Under the bankruptcy code, payment of these liabilities may not be made except pursuant to a plan of reorganization or liquidation or bankruptcy court approval.

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including $331 million in net property, plant and equipment) or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop proved oil and gas reserves. These factors, among others, raise substantial doubt concerning our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow Provided by Operating Activities. Our only source of capital during the pendency of our bankruptcy proceedings is cash flow provided by operations. For the three months ended March 31, 2002, cash flow provided by operating activities was $4.4 million compared with cash flow provided by operating activities of $4.1 million for the same period in 2001. Operating revenues, net of lease operating expenses, production taxes and general and administrative expenses, decreased $5.7 million from $12.0 million in the first three months of 2001 to $6.3 million in the first three months of 2002, primarily due to:

         o a 19% decrease in the realized crude oil price between comparable periods;

         o a 53% decrease in the realized natural gas price between comparable periods;

         o    a 7% decrease in crude oil production;

         o    a 6% decrease in natural gas production; and

         o    a 16% increase in production expenses.

These decreases were partially offset by a 38% decrease in production taxes.

         Cash flow provided by operating activities also included a reduction of $1.2 million in reorganization costs in the first three months of 2001 and $4.6 million in interest expense on our credit facility as compared to $817,000 in reorganization costs and $3.0 million in interest expense on our credit facility for the first three months of 2002. Changes in operating assets and liabilities resulted in $2.3 million of cash provided for operating activities for the three months ended March 31, 2002, compared to $3.5 million of cash used for operating activities for the same period in 2001. See "Results of Operations" for a discussion of operating results.

         Working Capital. We had working capital deficit of $321.1 million, including $334.4 million of liabilities subject to compromise, at March 31, 2002 compared to a working capital deficit of $284.1 million at December 31, 2001. The deficit in working capital at March 31, 2002 is primarily due to several factors including:

         o an decrease of $2.2 million in accrued unrealized gains on derivatives;

         o    an increase of $1.6 million in trade payables;

         o    an increase of $812,000 in accrued reorganization costs;

         o    an increase of $668,000 in various other accrued liabilities;

         o an increase of $1.4 million in accrued standby loan interest included in long term debt subject to compromise;

         o an increase of $10.7 million in long term debt included in liabilities subject to compromise due to the write-off of the standby loan debt discount;

         o an increase of $29.3 million in long term debt included in liabilities subject to compromise due to the accrual of the standby loan prepayment fee; and

         o an increase of $2.7 million in long term debt included in liabilities subject to compromise due to the reclassification of the tax notes from long term debt to liabilities subject to compromise.

These decreases in working capital were partially offset by a decrease of $10.2 million in accrued standby loan embedded derivative, a decrease in current long term debt of $1.0 million due to the payment of environmental obligations, a decrease of $362,000 in accrued interest and an increase of $898,000 in cash.

         Credit Facilities. At March 31, 2002, $195 million in borrowings were outstanding under the revolving credit facility and were classified as liabilities subject to compromise due to the bankruptcy filing. Interest on borrowings under the credit facility are payable monthly under our cash collateral order. Pursuant to the cash collateral order, interest accrued at the London interbank offered rate ("LIBOR") plus the applicable margin under the credit facility (currently 3%) plus the 2% default rate until March 15, 2002 on borrowings of $195 million and will accrue at the same rate until May 13, 2002 on borrowings of $175 million. Subsequent to these periods, interest will accrue at prime plus the applicable margin under the credit facility (currently 2%) plus the 2% default rate.

         The credit agreement contains financial and other covenants. We were unable to maintain the required ratio of cash flow to interest expense, senior debt to cash flow and current assets to current liabilities, as required by the credit agreement, during the first quarter of 2002. As of March 31, 2002, the covenant ratios of cash flow to interest expense, senior debt to cash flow, and current assets to current liabilities were 2.6 to 1, 5.5 to 1, and .06 to 1, respectively. Non-cash transactions resulting from the adoption and accounting treatment of SFAS No. 133 are excluded from the calculation of covenant ratios under the credit facility.

         On March 31, 2000, in connection with our 2000 plan of reorganization we issued, mainly to our majority shareholders, an aggregate principal amount of $72 million in senior subordinated notes, due March 31, 2007. These senior subordinated notes, herein referred to as the "standby loan," bear interest at a minimum annual rate of 15% plus additional interest, after March 31, 2001, in an amount equal to 1/2% for every $0.25 that the "actual price" for our crude oil and natural gas production exceeds $15 per barrel of oil equivalent up to a maximum of 10% additional interest per year. Any time the average realized price exceeds $20 per barrel of oil equivalent, we are required to pay the 10% maximum additional interest. The semiannual interest payments under the standby loan are required to be paid-in-kind subject to the requirements of the intercreditor arrangement between the standby lenders and the lenders under the new credit agreement unless we meet specified financial tests. "Paid-in-kind" refers to the payment of interest owed under the standby loan by increasing the amount of principal outstanding through the issuance of additional standby loan notes, rather than paying the interest in cash. As a result of the bankruptcy filing on February 6, 2002, interest on the standby loan ceased to accrue. See the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 for a complete description of these additional interest calculations.

         The standby loan agreement contains certain covenants and cross default provisions, including cross default provisions which automatically cause us to be in default under the terms of the standby loan agreement in the event we are in default under the senior revolving credit facility or in the event we seek relief under any provision of the bankruptcy law. Our February 6, 2002 bankruptcy filing automatically accelerated all amounts due, including the prepayment fee, under the standby loan. Due to the bankruptcy filing, the carrying value of our outstanding debt at March 31, 2002 was classified as a liability subject to compromise and all interest on the standby loan ceased to accrue subsequent to February 6, 2002. Due to the bankruptcy filing, the accrued interest will be paid in accordance with the court ordered settlement of unsecured claims.

         The standby loan agreement contains a prepayment provision which was triggered by our bankruptcy filing. The prepayment provision requires a standard make-whole payment at 300 basis points over the treasury rate, which is defined as the yield of U.S. Treasury securities with a term equal to the then-remaining term of the standby loan notes that has become publicly available on the third business day before the date fixed for repayment. As of February 6, 2002, the date we filed for bankruptcy, an estimated prepayment fee, also referred to as the default penalty, of $29.3 million, using a calculated treasury rate of 4.22%, was accrued and is reflected in liabilities subject to compromise.

         Capital Expenditures. During the first three months of 2002, we incurred capital expenditures of $2.4 million compared with $14.3 million for the first three months of 2001. During this three-month period, capital expenditures were directed primarily toward maintaining production from existing wells by improving the operating condition of wells, which had experienced mechanical failures, and where additional improvements could be accomplished while the well was being repaired. Due to a reduction in available capital resulting from lower product prices received in the fourth quarter of 2001 and the first quarter of 2002 and the bankruptcy filing on February 6, 2002, the number of capital projects initiated had to be curtailed. There were no drilling projects initiated or in progress during this period, on either our company or outside operated properties.

         Our board of directors has approved a $12 million capital expenditures budget, with $9.6 million remaining for the year 2002, which will be funded by working capital from operations. As discussed in "Bankruptcy Proceedings," we have filed for relief under Chapter 11 of the United States Bankruptcy Code and future capital expenditures will be subject to expenditure constraints imposed by the bankruptcy court. Subsequent to the bankruptcy filing, a Final Order Authorizing Use of Cash Collateral authorized capital expenditures of approximately $1.1 million per month through June 30, 2002, at which time we expect the cash collateral order to be amended to approve a similar capital expenditure level for future months. We have no material capital commitments related to our operations and are consequently able to adjust the level of our expenditures based on available cash flow.

         Hedging Activities and Other Derivatives. Crude oil and natural gas prices are subject to significant seasonal, political and other variables which are beyond our control. In an effort to reduce the effect of the volatility of the prices received for crude oil and natural gas, we have entered, and expect to continue to enter, into crude oil and natural gas hedging transactions by entering into certain arrangements that fix a minimum and maximum price range per barrel. We entered into these arrangements to reduce the downside risk associated with potential crude oil and natural gas price declines by setting a floor price for our future production based on the NYMEX crude oil and natural gas prices. Due to working capital constraints, we entered into the "costless collar" type of transactions because they do not require upfront premiums. Any gain or loss on our crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange for the contract period. Any gain or loss on our natural gas hedging transactions is determined as the difference between the contract price and the New York Mercantile Henry Hub settlement price the next to last business day of the contract. Currently, we have no existing natural gas hedge arrangements. At March 31, 2002, our hedge arrangements were as follows:

         Minimum and Maximum Crude Oil Price Arrangements

         o 500 barrels per day for the period April 1, 2002 to December 31, 2002, with a minimum price of $22.00 and a maximum price of $28.00.

         o 500 barrels per day for the period April 1, 2002 to December 31, 2002, with a minimum price of $22.00 and a maximum price of $29.60.

         o 500 barrels per day for the period of April 1, 2002 to December 31, 2002, with a minimum price of $24.00 and a maximum price of $28.60.

         o 500 barrels per day for the period of April 1, 2002 to December 31, 2002, with a minimum price of $22.50 and a maximum price of $25.50.

         o 500 barrels per day for the period of April 1, 2002 to December 31, 2002, with a minimum price of $22.50 and a maximum price of $26.45.

                  During April 2002, we have entered into additional hedge arrangements as follows:


         Minimum and Maximum Crude Oil Price Arrangements

         o 500 barrels per day for the period May 1, 2002 to September 30, 2002, with a minimum price of $22.00 and a maximum price of $28.25.

         o 1000 barrels per day for the period May 1, 2002 to September 30, 2002, with a minimum price of $23.00 and a maximum price of $28.90.

         o 1000 barrels per day for the period May 1, 2002 to September 30, 2002, with a minimum price of $23.00 and a maximum price of $28.00.

         o 1000 barrels per day for the period May 1, 2002 to September 30, 2002, with a minimum price of $23.00 and a maximum price of $27.25.

         o 500 barrels per day for the period May 1, 2002 to September 30, 2002, with a minimum price of $23.00 and a maximum price of $25.75.

         o 500 barrels per day for the period May 1, 2002 to September 30, 2002, with a minimum price of $23.00 and a maximum price of $25.50.

         o 500 barrels per day for the period May 1, 2002 to September 30, 2002, with a minimum price of $23.00 and a maximum price of $24.75.

As of March 31, 2002, based on our first quarter 2002 crude oil production level of 9,874 barrels of oil equivalent per day, including hedges entered into during April and May 2002, 53% of our future crude oil production is hedged for the remainder of the year 2002.

         We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Statement required us to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability. In addition, subsequent changes in fair value for the effective portion of derivatives qualifying as hedges were required to be recognized in other comprehensive income until the sale of the related hedges production was recognized in earnings. On January 1, 2002, we voluntarily removed the hedge designation between our hedge arrangements and the related crude oil production or dedesignated the hedging relationship, for accounting purposes, for the remainder of the hedges. Subsequent to the dedesignation of the hedging relationship, realized gains and losses and future changes in fair value must be recorded in earnings and recognized in gain/loss on derivatives in the period when the realized gain or loss or change in fair value occurs. In addition, deferred unrealized gains recorded in OCI at December 31, 2001 will be amortized into earnings upon the sale of the related production.

RESULTS OF OPERATIONS

                                              THREE MONTHS ENDED
                                                  MARCH 31
                                         ----------------------------
                                             2001            2002
                                         ------------    ------------
Selected Operating Data

Production
  Crude Oil (Bbl/day) ................          9,912           9,183
  Natural Gas (Mcf/day) ..............          4,413           4,141
  BOE (Bbl/day) ......................         10,647           9,874

Average Crude Oil Sales Prices
  Actual Price Received per Bbl ......   $      23.50    $      16.91
  Hedging Loss per Bbl (a) ...........   $      (2.69)   $       (.00)
                                         ------------    ------------
  Net Price Received per Bbl .........   $      20.81    $      16.91
                                         ============    ============

Average Natural Gas Sales Prices
  Actual Price Received per Mcf ......   $       7.47    $       2.40
  Hedging Loss per Mcf (a) ...........   $      (2.31)   $        .00
                                         ------------    ------------
  Net Price Received per Mcf .........   $       5.16    $       2.40
                                         ============    ============

Other
  Production expenses ................   $       6.15    $       7.14
  Production taxes ...................   $       1.51    $       1.00
  Depletion per BOE ..................   $       4.29    $       5.08

Production revenues (in thousands)
  Crude Oil ..........................   $     18,561    $     13,975
  Natural Gas ........................          2,050             893
                                         ------------    ------------
                                         $     20,611    $     14,868
                                         ============    ============

(a) Due to the dedesignation of our hedge arrangements on January 1, 2002, realized hedging gains and losses subsequent to December 31, 2001 are not included in operating revenues. For the quarter ended March 31, 2002, realized crude oil hedging losses of $0.50 per BOE were included in loss on derivatives. There were no natural gas hedging losses during the first quarter of 2002.


         Operating Revenues. During the first three months of 2002, production revenues decreased 28% to $14.9 million as compared to $20.6 million for the same period in 2001. This decrease was primarily due to a 19% decrease in the price received for crude oil (net of hedging losses discussed below), a 53% decrease in the price received for natural gas (net of hedging losses discussed below), a 7% decrease in daily crude oil production and a 6% decrease in natural gas production.

         The 7% decrease in daily crude oil production during the three months ended March 31, 2002 is due to overall production decreases in our operated Mississippi and non-operated Oklahoma properties due to a reduction in available funds, as a result of lower crude oil prices received in the fourth quarter of 2001 and first quarter of 2002 and capital constraints imposed by the bankruptcy court subsequent to February 6, 2002, to repair wells that have failed with respect to our operated properties and due to normal production declines. These decreases were partially offset by increases in crude oil production on our operated Oklahoma properties. Due to capital constraints, management does not believe the forecasted future capital expenditures will be adequate to provide sufficient working capital to materially improve our crude oil and natural gas production above current levels.

         The 6% decrease in daily natural gas production during the first three months of 2002 is due to production declines on our operated Oklahoma and Mississippi gas properties due to:

o a reduction in available funds, as discussed above, to repair wells that have failed;

o        freezing conditions in Oklahoma in the early months of 2002;

o conversion of producing wells to water injection wells for the installation of the East Velma Middle Block water injection project; and

o        normal production declines.

         Average crude oil prices (net of hedging losses discussed below) for the comparable three-month periods decreased 19%. The 19% decrease for the comparable three month periods represents a decrease of $6.59 per Bbl in the actual price received from the sale of our crude oil between the comparable periods which was partially offset by a decrease of $2.69 per Bbl in crude oil hedging losses reflected in crude oil sales between the comparable periods. Substantially all of our Mississippi crude oil is sold under contracts which are based on posted crude oil prices and substantially all of our Oklahoma crude oil is sold under a contract which is based on the New York Mercantile Exchange price. The price per Bbl received is adjusted for the quality and gravity of the crude oil and is generally lower than the NYMEX price. Our overall average crude oil price received during the first three months of 2002 was $16.91 per Bbl, which represented a discount of 22% to the average NYMEX price for such period.

         The realized price for our natural gas (net of hedging losses discussed below) decreased 53% from $5.16 per Mcf in the first three months of 2001 to $2.40 per Mcf in the first three months of 2002. We experienced a $5.07 per Mcf decrease in the actual price received from the sale of our natural gas which was partially offset by a decrease of $2.31 per Mcf in natural gas hedging losses between the comparable periods.

         Production revenues for the three months ended March 31, 2002 included no crude oil and natural gas hedging losses as compared to crude oil and natural gas hedging losses netted into production revenues for the three months ended March 31, 2001 of $2.4 million ($2.69 per Bbl) and $916,000 ($2.31 per Mcf), respectively. On January 1, 2002, we dedesignated the hedging relationship, for accounting purposes, on the remainder of our hedges. Accordingly, all subsequent crude oil hedging gains and losses are recognized as loss on derivatives. During the first quarter of 2002, we realized crude oil hedging losses of $413,000 ($.50 per Bbl) as loss on derivatives.

         Expenses. Production expenses were $6.3 million for the first three months of 2002 compared to $5.9 million for the first three months of 2001. On a BOE basis, production costs increased 16% to $7.14 per BOE in 2002 from $6.15 per BOE in 2001 for the comparable three-month period. The increase in expenses and the increase on a BOE basis for the comparable three-month periods is primarily due to:

          o increased labor costs primarily due to salary increases and a decrease in capitalized labor costs;

          o increased insurance costs due to a $65,000 refund during the first quarter of 2001 and increased rates during the first quarter of 2002; and

          o    increased production cost on our outside operated properties.

These costs were partially offset by a decrease in electrical costs between the comparable periods.

         Production taxes decreased $555,000 or 38% for the first three months of 2002 as compared to the first three months of 2001 due to lower crude oil and natural gas prices resulting in decreased revenues.

         General and administrative costs increased $37,000 or 3% between the comparable three-month periods. The increase is primarily due to:

          o increases of $131,000 in professional fees, primarily due to financial advisory fees during the first quarter of 2002 which, subsequent to filing bankruptcy, are being reported as reorganization costs;

          o capitalization of $125,000 of salaries and salary related costs associated with exploration and development during the first three months of 2002 as compared to $240,000 during the same period in 2001; and

          o decreases in cost recoveries from working interest owners of $172,000 during the first three months of 2002 as compared to the first three months of 2001 due to a decrease in well activity.

These increases were substantially offset by decreases of $325,000 in employee-related costs primarily due to staff attrition and the termination of employees during the fourth quarter of 2001 and due to a net decrease of $56,000 in miscellaneous other general corporate expenditures.

         Loss on derivatives for the three month periods ended March 31, 2001 and March 31, 2002 is as follows:

                                                                         THREE MONTHS ENDED
                                                                       -----------------------
                                                                               MARCH 31
                                                                          2001         2002
                                                                       ----------   ----------
                                                                           (in thousands)
Change in fair value of embedded derivatives - lease agreements ....   $       71    $     189
Change in fair value - hedging arrangements ........................           --        2,482
Ineffectiveness hedging arrangements ...............................          209           --
Amortization of OCI ................................................           --         (145)
Realized loss on settlement of hedge arrangements ..................           --          412
                                                                       ----------    ---------
                                                                       $      280        2,938
                                                                       ==========    =========

         The increase in loss on derivatives for the three months ended March 31, 2002 as compared to the same period in 2001 is due to the dedesignation of our hedging relationship for the remainder of our hedges, for accounting purposes, effective January 1, 2002. During 2001, only the ineffective portion of our hedging losses and the change in fair value on our hedges which did not qualify for hedge accounting treatment were recognized in loss on derivatives. During 2002, due to the voluntary dedesignation of the hedging relationship on the remainder of our hedges, all changes in fair value for all hedge arrangements are recognized as loss on derivatives and deferred gains previously recognized in OCI and are being amortized into loss on derivatives.

         Depletion and depreciation expense increased 10% to $4.5 million for the three months ended March 31, 2002 from $4.1 million for the comparable three-month period in 2001. This increase is due to an increased depletion rate per BOE from $4.29 per BOE during 2001 to $5.08 per BOE during 2002. This increased depletion rate per BOE for the three month period ending March 31, 2002 is due to an increase in depletable costs and due to a decline in total proved reserves.

         Interest expense for the three-month period ended March 31, 2002 decreased to $5.2 million compared to $9.4 million for the same period in 2001. Following is a summary of interest expense between comparable periods:

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                   -----------------------
                                                      2001         2002
                                                   ----------   ----------
                                                       (in thousands)
Credit facility ................................   $    4,555   $    2,435
Credit facility default interest ...............           --          585
Standby loan ...................................        2,903        1,363
Amortization of standby loan original issue
  discount .....................................          346          190
Amortization of debt issuance costs ............        1,565          632
Miscellaneous ..................................            9           27
                                                   ----------   ----------
                                                   $    9,378   $    5,232
                                                   ==========   ==========


The decrease for the comparable three month period is due to:

         o lower interest rates on our credit facility for the three months ended March 31, 2002;

         o discontinuance of the accrual of interest on our standby loan subsequent to February 6, 2002 as a result of our bankruptcy filing;

         o discontinuance of the amortization of the standby loan original issue discount subsequent to February 6, 2002 as a result of our bankruptcy filing; and

         o discontinuance of the amortization of debt issuance costs on the credit facility and standby loan subsequent to February 6, 2002 as a result of our bankruptcy filing.

         Reorganization costs increased $54.5 million for the comparable three-month periods from a gain of $1.2 million for the three months ending March 31, 2001 to a loss of $53.3 million for the three months ending March 31, 2002. During the first quarter of 2001, settlements of disputed bankruptcy claims related to our 2000 bankruptcy proceedings resulted in lower settlement amounts than originally estimated, resulting in a $1.3 million gain. During the first quarter of 2002:

          o $1.0 million of costs were incurred, primarily for professionals working on our 2002 bankruptcy proceedings;

          o    the standby loan default penalty of $29.3 million was recorded;

          o    debt issuance costs of $22.6 million were written off; and

          o    debt discounts of $10.7 million were written off.

These costs were partially offset by accrued proceeds of $200,000 from the sale of our Tunisian properties pursuant to the 2001 bankruptcy proceedings associated with those properties and a $10.2 million gain on standby embedded derivative for three months ended March 31, 2002. The $10.2 million gain represents the adjustment from fair value of $11.8 million at December 31, 2001 to the estimated allowed claim of $1.5 million to be filed with bankruptcy court. Previously, the fair value of the standby loan embedded derivative was the estimated discounted future interest payments over the term of the related debt; however, due to our bankruptcy filing, the maximum allowed claim will be actual interest due through February 6, 2002, the date of our bankruptcy filing.

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

         Due to the factors discussed above, our net loss for the three months ended March 31, 2002 was $59.6 million as compared to a net gain of $6.3 million for the same period in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

         Effect of Price Fluctuations - Hedging Contracts. Our results of operations are highly dependent upon the prices received for crude oil and natural gas production. We have entered, and expect to continue to enter, into forward sale agreements or other arrangements for a portion of our crude oil and natural gas production to hedge our exposure to price fluctuations. At March 31, 2002, we have hedged a portion of our crude oil production through December 31, 2002. To calculate the potential effect of the hedging contracts on our realized loss on derivatives, we applied prices from March 31, 2002 future oil price curves for the remainder of 2002 to the quantity of our oil production hedged for these periods. In addition, we applied March 31, 2002 future oil pricing from the price curves assuming a 10% increase in prices and assuming a 10% decrease in prices. The estimated changes in our realized loss on derivatives through December 31, 2002 resulting from the hedging contracts in place at March 31, 2002 are as follows:

                                                                Remainder of
      Changes in Realized Loss on Derivatives                       2002
--------------------------------------------------------        ------------
Increase (decrease) based on current price curve                 $  (52,000)
Increase (decrease) based on 10% decrease in price curve         $  115,000
Increase (decrease) based on 10% increase in price curve         $ (729,000)

INTEREST RATE RISK

         Total debt as of March 31, 2002 included $195 million of floating-rate debt attributed to bank credit facility borrowing. As a result, our annual interest cost in 2002 and 2003 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating interest rate (approximately 50 basis points) would be approximately $1.0 million assuming outstanding debt of $195 million throughout the year. Currently, $175.0 million of outstanding debt under our bank credit facility is at a guaranteed rate of 5.00% plus the 2% default rate through May 31, 2002.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Bankruptcy Proceedings. February 6, 2002, we and our consolidated subsidiaries, Coho Resources, Inc. and Coho Oil & Gas, Inc., filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the Northern District of Texas. Consistent with bankruptcy cases involving publicly traded companies and their affiliates, a number of proceedings have occurred since February 6, 2002, the most significant of which are discussed below.

         The bankruptcy court approved Fulbright & Jaworski L.L.P. as our counsel for bankruptcy proceedings, Andrews & Kurth L.L.P. as our corporate securities and special litigation counsel, CIBC World Markets Corp. as the financial advisor to us, the bank group and the unsecured creditors committee, and Arthur Andersen LLP as our auditors. The bankruptcy court also approved our retention of ordinary course of business professionals. These professionals are assisting us in our efforts to reorganize our business and to continue our operations as debtor-in-possession.

         An official committee for the unsecured creditors has been formed by the Office of the United States Trustee. The bankruptcy court approved counsel for the Official Unsecured Creditors Committee.

         The bankruptcy court approved our use of cash collateral in the continued operations of our business. Our use of cash collateral has been approved through June 30, 2002. A budget for July and August 2002 will be submitted for approval in June 2002. Under the Order Authorizing Use Of Cash Collateral, we made interest payments to the bank group of $2.5 million, $823,000 and $857,000 in February, March and April 2002, respectively. Additional monthly interest payments are included in the cash collateral budgets. In addition, we made a principle payment of $224,000 on April 15, 2002 as required under the cash collateral order.

         Immediately following the commencement of our bankruptcy case, we obtained permission from the bankruptcy court to pay working and royalty interest owners to ensure that payments to them were not interrupted. As a result, working and royalty interest owners will continue to receive all payments to which they are entitled throughout the pendency of our bankruptcy cases.

         In April 2002, the bankruptcy court approved a key employee retention program and a senior management incentive retention program to minimize management and key employee turnover by providing an incentive to continue services throughout the pendency of the bankruptcy proceedings. Under the key employee retention program, key employees are divided into two classes; tier one and tier two. Two members of management are included in tier one and will be entitled to receive a retention payment equal to one year of their respective annual base salary upon the sale of assets or the confirmation of a plan of reorganization. Tier two includes all employees, excluding senior management and tier one employees. Tier two employees will be entitled to receive a retention payment of a minimum of six months salary, and based on years of service, up to a maximum of one year salary, if the employee is terminated for other than cause as a result of the sale of assets or reorganization. Senior management will be entitled to two years salary upon the sale of assets or the confirmation of a plan of reorganization.

         In April 2002, we obtained bankruptcy court approval to enter into costless collar hedging arrangements with JPMorgan, for up to 80% of our production, to reduce the downside risk associated with potential crude oil price declines. JPMorgan was issued a priming lien against all of our assets as security for the hedging transactions.

     On February 20, 2002, we converted the bankruptcy proceedings for Coho Anaguid and Coho International from Chapter 11 reorganization proceedings to Chapter 7 liquidation proceedings.

Litigation. We are the plaintiff in a lawsuit styled Coho Energy, Inc. v. Hicks, Muse, et al, which we filed in the District Court of Dallas County, Texas, 68th Judicial District on May 27, 1999. The lawsuit alleges (1) breach of the written contract terminated by HM4 Coho L.P. ("HM4"), a limited partnership formed by Hicks Muse on behalf of the Hicks, Muse, Tate & Furst Equity Fund IV, in December 1998, (2) breach of the oral agreements reached with HM4 on the restructured transaction in February 1999 and (3) promissory estoppel. We reached a settlement of the litigation in May 2001, subject to approval of the United States Bankruptcy Court (the "Bankruptcy Court") and resolution of certain disputes relating to a matter under seal by order of the Bankruptcy Court as discussed below. Final settlement documents were signed during October 2001 and approved by the Bankruptcy Court in January

2002. The disputed termination issue discussed below has not been finalized so the final settlement has been extended until May 15, 2002. We do not expect the settlement to have a material impact on our financial position or results of operations.

         Pursuant to our 2000 plan of reorganization, shareholders as of February 7, 2000, are eligible to receive their pro rata share of 20% of the proceeds available from the Hicks Muse lawsuit settlement after fees and expenses. We have not yet determined the impact, if any, of our current bankruptcy proceedings on the distribution of these proceeds to shareholders.

         During 2001, we became involved in a matter in connection with the lawsuit filed by us against Hicks Muse. This matter is under seal by order of the Bankruptcy Court. The matter involves a termination issue and the plaintiff claims damages that are based on a percentage of the ultimate amount recovered, if any, in the lawsuit against Hicks Muse. These percentages would be calculated on a graduated scale decreasing from 30% to 10% as the amount recovered increases. Alternatively, the plaintiff claims damages on the basis of lost time. However, we do not believe that either of these methods represents an appropriate measure of damages. We believe the claim is without merit. At the order of the Bankruptcy Court, certain matters were arbitrated. The arbitration panel's sealed findings were forwarded to the Bankruptcy Court for consideration in conjunction with the final settlement discussed above. The damages awarded are currently being appealed by the plaintiff. We do not expect this matter to have a material impact on our financial position or results of operations. Resolution of this matter may, however, impact the amount of proceeds available to us from the settlement of the Hicks Muse lawsuit.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Credit Facility. On November 1, 2001, the lenders under the senior revolving credit facility notified us that our borrowing base under this facility had been redetermined in the semiannual review from $195 million to $175 million effective November 1, 2001. On November 2, 2001, we received a notice of borrowing base deficiency because borrowings under the credit facility exceed the redetermined borrowing base by $20 million. Under the credit facility, we could have remedied the borrowing base deficiency by providing additional collateral sufficient to eliminate the borrowing base deficiency or making a cash payment sufficient to eliminate the borrowing base deficiency. All of our assets are pledged as collateral under the credit facility and we did not have sufficient working capital to make a cash payment to eliminate the borrowing base deficiency within the 90 day cure period. On February 1, 2002, we received a notice of default on the $195 million in advances outstanding under the credit facility and subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. At March 31, 2002, the outstanding advances of $195 million under the senior revolving credit facility were classified as liabilities subject to compromise due to our bankruptcy filing. Subsequent to our bankruptcy filing, monthly payments of interest have been made pursuant to our cash collateral order and future monthly interest payments are included in our cash collateral budgets.

         Standby Loan. The standby loan agreement contains certain covenants and cross default provisions, including cross default provisions which automatically cause us to be in default under the terms of the standby loan agreement in the event we are in default under the senior revolving credit facility or in the event we seek relief under any provision of the bankruptcy law. On February 1, 2002, we received a notice of default under the senior revolving credit facility. This default automatically caused us to be in default under the standby loan agreement. On February 6, 2002, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code which automatically accelerated all amounts due under the standby loan, which includes $93.5 million in principal, $5.0 million in accrued interest, $1.5 million in additional contingent interest and $29.3 million for the estimated default penalty, for an aggregate of $129.3 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

           10.1 - Order Approving Debtors' Motion for Order Authorizing Implementation of Initial Key Employee Retention Program entered on April 30, 2002.

           10.2 - Order Approving Debtors' Motion for Order Authorizing Implementation of Senior Management Retention Program entered on April 30, 2002.

           10.3 - Agreed Order Approving Retention of CIBC World Markets Corp. as Financial Advisors Pursuant to 11 U.S.C.ss.ss.327 and 328 entered on April 14, 2002, amending the Letter Agreement dated November 16, 2001, by and between Coho Energy, Inc. and CIBC World Markets Corp.

           (b)  REPORTS ON FORM 8-K

         We have filed with the Securities and Exchange Commission a Current Report on Form 8-K dated February 20, 2002 related to the Company and its wholly owned subsidiaries, Coho Resources, Inc. and Coho Oil & Gas, Inc. filing a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

                                COHO ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COHO ENERGY, INC.
                                              (Registrant)

Date: May 15, 2002
                                    By:       /s/ Gary L. Pittman
                                        ----------------------------------------
                                                  Gary L. Pittman
                                    (Vice President and Chief Financial Officer)


                                    By:       /s/ Susan J. McAden
                                        ----------------------------------------
                                                  Susan J. McAden
                                      (Chief Accounting Officer and Controller)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
------            -----------

  10.1  -         Order Approving Debtors' Motion for Order Authorizing
                  Implementation of Initial Key Employee Retention Program
                  entered on April 30, 2002.

  10.2  -         Order Approving Debtors' Motion for Order Authorizing
                  Implementation of Senior Management Retention Program entered on April 30, 2002.

  10.3  -         Agreed Order Approving Retention of CIBC World Markets Corp.
                  as Financial Advisors Pursuant to 11 U.S.C.ss.ss.327 and 328
                  entered on April 14, 2002, amending the Letter Agreement dated
                  November 16, 2001, by and between Coho Energy, Inc. and CIBC
                  World Markets Corp.